Form 10-Q
period 2000-06-30
TALARIAN CORP
filed 2000-09-01
CIK 857914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-31011

                              TALARIAN CORPORATION
                              --------------------
               (Exact Name as Registrant specified in its charter)

             DELAWARE                                  33-0323810
             --------                                  ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

                                333 DISTEL CIRCLE
                           LOS ALTOS, CALIFORNIA 94022
                           ---------------------------
                    (Address of principal executive offices)

                                 (650) 965-8050
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), YES [X] NO [ ] and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

      The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of August 15, 2000, was 19,026,455.

                              TALARIAN CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -                        3
               As of June 30, 2000 and September 30, 1999

            Condensed Consolidated Statements of Operations -              4
               Three and nine months ended June 30, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows -              5
               Nine months ended June 30, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of                       10
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    25

--------------------------------------------------------------------------------
PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                     26

Item 4.     Submission of Matters to a Vote of Security Holders           26

Item 6.     Exhibits and Reports on Form 8-K                              27

--------------------------------------------------------------------------------
SIGNATURES                                                                28

--------------------------------------------------------------------------------

                       TALARIAN CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 JUNE 30,     SEPTEMBER 30,
                                                                   2000           1999
                                                                 --------     -------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,474       $  1,820
  Short-term investments                                            6,350             --
  Accounts receivable, less allowance for doubtful accounts         2,284          2,396
  Prepaid expenses and other                                        2,016            266
                                                                 --------       --------
      Total current assets                                         12,124          4,482

  Property and equipment, net                                       1,216            592
  Goodwill and other intangible assets, net                         6,185          2,920
                                                                 --------       --------
                                                                 $ 19,525       $  7,994
                                                                 ========       ========

       LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
               STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank borrowings and current portion of debt                    $     --       $  1,213
  Accounts payable                                                    900            199
  Accrued payroll and related expenses                              1,209            718
  Other accrued expenses                                              446            444
  Current portion of deferred revenue                               2,873          3,148
                                                                 --------       --------
      Total current liabilities                                     5,428          5,722
Debt, less current portion                                             --             83
Deferred revenue, less current portion                              1,502          1,833
                                                                 --------       --------
      Total liabilities                                             6,930          7,638
                                                                 --------       --------

Commitments

Redeemable convertible preferred stock                             25,021          8,644
                                                                 --------       --------
Stockholders' deficit:
  Common stock                                                          6              4
  Additional paid-in capital                                       33,978          8,165
  Deferred stock compensation                                     (16,189)        (3,436)
  Note receivable from stockholders                                  (100)            --
  Accumulated deficit                                             (30,121)       (13,021)
                                                                 --------       --------
      Total stockholders' deficit                                 (12,426)        (8,288)
                                                                 --------       --------
                                                                 $ 19,525       $  7,994
                                                                 ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              TALARIAN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            -----------------------       -----------------------
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
Revenue:
  Licenses                                                  $  2,721       $  1,428       $  6,801       $  4,367
  Maintenance                                                    781            736          2,250          1,821
  Professional services                                          940            241          1,819            404
                                                            --------       --------       --------       --------
      Total revenue                                            4,442          2,405         10,870          6,592
                                                            --------       --------       --------       --------

Cost of revenue:
  Licenses                                                        70             31            232            101
  Maintenance                                                    212            134            561            437
  Professional services                                          560            128            856            261
  Amortization of deferred stock compensation                    391              7            690             13
                                                            --------       --------       --------       --------
      Total cost of revenue                                    1,233            300          2,339            812
                                                            --------       --------       --------       --------
      Gross profit                                             3,209          2,105          8,531          5,780
                                                            --------       --------       --------       --------

Operating expenses:
  Sales and marketing                                          2,456          1,318          5,878          3,748
  Research and development                                     1,598            792          3,505          2,343
  General and administrative                                     519            396          1,506          1,227
  Amortization of deferred stock compensation:
    Sales and marketing                                        1,200            101          2,412            126
    Research and development                                   1,178             80          2,244            114
    General and administrative                                   749             11          2,626             59
  Amortization of goodwill and intangible assets                 608             --          1,161             --
                                                            --------       --------       --------       --------
      Total operating expenses                                 8,308          2,698         19,332          7,617
                                                            --------       --------       --------       --------
      Loss from operations                                    (5,099)          (593)       (10,801)        (1,837)
Interest income (expense) and other, net                         126             (8)           156              7
                                                            --------       --------       --------       --------
      Net loss                                                (4,973)          (601)       (10,645)        (1,830)
                                                            --------       --------       --------       --------
Preferred stock dividends                                       (348)          (124)        (6,455)          (373)
Net loss attributable to common stockholders                $ (5,321)      $   (725)      $(17,100)      $ (2,203)
                                                            ========       ========       ========       ========
Basic and diluted net loss per share attributable
  to common stockholders                                    $  (0.99)      $  (0.23)      $  (3.76)      $  (0.74)
                                                            ========       ========       ========       ========
Shares used in computing basic and diluted net
  loss per share attributable to common stockholders           5,350          3,090          4,551          2,992
                                                            ========       ========       ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              TALARIAN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
  Net loss                                                      $(10,645)      $ (1,830)
  Adjustments  to reconcile  net loss to net cash used for
    operating activities:
      Depreciation and amortization                                  352            348
      Amortization of goodwill and other intangible assets         1,161             --
      Amortization of deferred stock compensation                  7,457            312
      Non-employee stock compensation                                515             --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                     406           (459)
        Prepaid expenses and other assets                         (1,397)             4
        Accounts payable                                             694            (13)
        Accrued payroll and related expenses                         491           (245)
        Other accrued expenses                                         2           (248)
        Deferred revenue                                            (606)           435
                                                                --------       --------
          Net cash used for operating activities                  (1,570)        (1,696)
                                                                --------       --------

Cash flows from investing activities:
Purchases of short-term investments                               (8,000)            --
  Proceeds from sale of short-term investments                     1,650             --
  Purchases of property and equipment                               (954)          (322)
  Acquisition of WhiteBarn, net of cash                             (714)            --
                                                                --------       --------
          Net cash used in investing activities                   (8,018)          (322)
                                                                --------       --------

Cash flows from financing activities:
  Proceeds from sale of common stock                                 631             28
  Repurchase of common stock                                         (14)            --
  Proceeds from debt                                                  --          1,353
  Proceeds from issuance of preferred stock, net                   9,921             --
  Payments on debt                                                (1,296)          (574)
                                                                --------       --------
          Net cash provided by financing activities                9,242            807
                                                                --------       --------
Net decrease in cash and cash equivalents                           (346)        (1,211)
Cash and cash equivalents at beginning of period                   1,820          3,204
                                                                --------       --------
Cash and cash equivalents at end of period                      $  1,474       $  1,993
                                                                ========       ========

Cash paid for interest                                                73             74
Accretion for dividends on redeemable preferred stock              6,455            373
Common stock and vested options issued for acquisition             4,192             --
Deferred stock compensation                                       20,208          3,245
Common stock issued in exchange for notes receivable                 100             --

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              TALARIAN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all information and footnotes necessary for a complete presentation of the financial statements in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2000, and the results of its operations and cash flows for the interim periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 1999 and 1998 and for each of the years in the three-year period ended September 30, 1999, including notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 20, 2000. The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited financial statements as of that date.

      The results of operations for the interim periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended September 30, 2000.

NOTE 2 COMPREHENSIVE INCOME (LOSS)

      The Company had no material components of other comprehensive income
(loss) for any of the periods presented.

NOTE 3 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. As of September 30, 1999, cash equivalents consisted principally of money market accounts and commercial paper. At June 30, 2000, cash equivalents consisted of money market accounts.

      The Company classifies its investments in debt securities as available-for-sale and as such are classified as short-term investments. Available-for-sale securities are carried at fair market value, which approximates amortized cost. Any unrealized gains or losses are recorded as a component of other comprehensive income (loss).

NOTE 4 NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

      Basic net loss per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares of restricted common stock subject to repurchase and common stock from exercise of options, using the treasury stock method, and from convertible securities on an "as if converted" basis. The following potential shares of common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders for all periods presented because the effect would have been antidilutive:

                                                              As at June 30,
                                                         -----------------------
                                                            2000          1999
                                                         ---------     ---------
Shares issuable under stock options ....................   251,172       620,776
Shares of unvested stock subject to repurchase .........   563,961            --
Shares issuable pursuant to warrants to purchase
  preferred stock on an "as if converted" basis ........   114,734       162,985
Shares of convertible preferred stock on an
  "as if converted" basis .............................. 8,827,652     7,239,829

      The weighted-average exercise price of stock options outstanding was $2.25 and $0.16 for the three months ended June 30, 2000 and 1999, respectively. The weighted-average purchase price of unvested stock subject to repurchase was $0.42 for the three months ended June 30, 2000. The weighted-average exercise price of outstanding warrants to purchase preferred stock was $0.71 and $0.77 for the three months ended June 30, 2000 and 1999, respectively. In July 2000, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.

      Pro forma basic and diluted net loss per share attributable to common stockholders is presented below for the three and nine months ended June 30, 2000 and 1999 to reflect per share data assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock on a 1-for-1 basis for Series A, C and D, and on a 1-for-1.04204 basis for Series B, as if the conversion had taken place at the beginning of fiscal 1999, or at the date of issuance if later, and the cancellation of the accretion for dividends on redeemable convertible preferred stock.

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           ------------------     ------------------
                                                             2000       1999         2000       1999
                                                             ----       ----         ----       ----
Pro forma basic and diluted net loss per share
  attributable to common stockholders                      $  (0.35)  $ (0.06)      $ (0.85)  $ (0.18)
                                                           ========   =======       =======   =======
Shares used in computing pro forma basic and diluted
  net loss per share attributable to common stockholders     14,119    10,272        12,463    10,173
                                                           ========   =======       =======   =======

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation of SAB 101. In June, the SEC issued SAB No. 101B that further delayed the implementation date of SAB 101. The Company will be required to report the effect of implementation no later than the fourth quarter of its fiscal year ending September 30, 2001. The Company is currently evaluating the effect that SAB 101 will have on its accounting policies and has not definitively determined its impact on the Company's financial statements, cash flows, or results of operations.

      In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25" ("FIN 44"). FIN 44 clarifies the application of Opinion No. 25 and is effective July 1, 2000. The Company does not anticipate that the adoption of FIN 44 will have a significant impact on the Company's financial statements, cash flows or results of operations.

      In June 2000, the FASB issued Statement No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133". SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 138 in the quarter beginning October 1, 2000. The Company has not determined the impact that SFAS 138 will have on its financial statements, cash flows, or results of operations.

NOTE 6 BALANCE SHEET COMPONENTS

      Prepaid Expenses

      Prepaid expenses includes $1.9 million of IPO related expenses, as of June 30, 2000.

      Intangible Assets

      In September 1999, the Company completed the acquisition of certain assets of GlobalCast Communications, Inc. for total consideration of approximately $3.6 million. Approximately $2.9 million of the purchase price was allocated to intangible assets, which included $2.7 million in goodwill and $0.2 million of developed technology.

      On March 13, 2000, the Company acquired WhiteBarn, Inc. for total consideration of approximately $4.9 million. Approximately $4.4 million of the purchase price was allocated to intangible assets including goodwill.

      The goodwill and intangible assets acquired in connection with the acquisitions of GlobalCast and Whitebarn are being amortized on a straight-line basis over their estimated useful lives of between two and four years.

      Pro forma revenue, net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the nine months ended June 30, 2000 and 1999 with respect to the Whitebarn acquisition are presented below. The pro forma financial information presents the combined results of operations of the Company and Whitebarn as if the acquisition had occurred on October 1, 1998 after giving effect to certain adjustments including amortization of goodwill and other intangibles, the elimination of non-recurring items and related income tax effects. The pro forma financial information does not necessarily reflect the consolidated results of operations that would have occurred had the Company and Whitebarn constituted a single entity during these periods (in thousands):

                                                             NINE MONTHS ENDED
                                                                 JUNE 30,
                                                             -------------------
                                                               2000        1999
                                                             --------   --------
Revenue ...................................................  $ 11,562   $ 7,709
Net loss attributable to common stockholders ..............   (18,841)   (4,243)
Basic and diluted net loss per share attributable to common
  stockholders ............................................  $  (3.85)  $ (1.27)


NOTE 7 SEGMENT INFORMATION

      The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for the year ended September 30, 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes segments within the Company for making operating decisions and assessments of financial performance.

      The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. The Company has determined that it operates in a single operating segment: real-time infrastructure software.

      The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom and Germany. The Company does not measure performance of net revenue by geographical area, and accordingly no analysis has been provided. There were no significant assets maintained by the Company outside the United States for the three months ended June 30, 2000 and 1999. Revenue from sales made to customers outside the United States aggregated 16% and 28% for the nine months ended June 30, 2000 and 1999, respectively. Revenue from sales made to customers outside the United States aggregated 23% and 24% for the three months ended June 30, 2000 and 1999, respectively. Customers were primarily concentrated in the United Kingdom, France and Germany.

      Significant customer information is as follows:


                                                                                     Percentage of Total
                                      PERCENTAGE OF TOTAL REVENUE                    Accounts Receivable
                       Three Months Ended June 30,     Nine Months Ended June 30,    -------------------
                       ---------------------------     --------------------------         June 30,
                           2000        1999               2000          1999                2000
                           ----        ----               ----          ----              --------
      Customer A             -           -                  -            10%                 --
      Customer B             -           -                  -            10%                 --
      Customer C             -           -                  -            10%                 --
      Customer D            11%          -                  -             -                  --

NOTE 8 SUBSEQUENT EVENTS

      Initial Public Offering

      In July 2000, the Company completed its initial public offering, or IPO, in which it sold 4.2 million shares of common stock at $16.00 per share. The net proceeds of the IPO after deducting underwriters' discount and other offering expenses, were approximately $60.1 million. Upon completion of the IPO, all outstanding convertible preferred stock converted into an aggregate of 8,810,882 shares of common stock.

      Reincorporation

      On July 10, 2000, the Company completed its reincorporation in the state of Delaware. The accompanying financial statements reflect this reincorporation and the resulting recognition of par value for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can generally be identified by words such as "may", "might", "should", "expects", "plans", "anticipates", "believes", "estimates", or "predicts", and includes statements relating to the Company's plans to expand our sales force and operations, market awareness of our products and research and development activities, and the Company's expectations regarding future financial results, expense levels, and size of our customer base. These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed under "Factors That May Affect Operating Results", below, and other risks discussed in our filings with the Securities and Exchange Commission. We do not assume any obligation to update any such forward-looking statements.

OVERVIEW

      We develop and market infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably, and securely across virtually any type of network, including the Internet.

      We were incorporated in November 1988. From inception through 1996, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, leveraging our technology developed for mission-critical command and control operations, we refocused our business strategy to provide infrastructure software for applications relying heavily upon the use of real-time, distributed systems. Our operating activities during 1997 and 1998 related primarily to developing our SmartSockets messaging infrastructure product line and directing our sales and marketing efforts to increase market awareness of our SmartSockets product in industries such as finance, telecommunications and computer hardware and services. In 1999, we launched MQexpress, a message queuing product that provides complementary storage, backup, and audit capabilities to SmartSockets. We also added Internet-related applications and industries, such as business-to-business e-commerce, to our sales and marketing focus and began a concerted effort to market our product to third-party partners such as original equipment manufacturers and value-added resellers. Additionally in 1999, we began incorporating reliable multicast capabilities into our SmartSockets product line. As part of our overall multicast initiative, we acquired substantially all of the assets of GlobalCast Communications, Inc. in September 1999, and acquired WhiteBarn, Inc. in March 2000.

      Our revenue consists principally of license fees generated from our SmartSockets product line and, to a lesser extent, revenue from maintenance, support, and professional services related to our SmartSockets product line. We license our products to end users to deploy in their networks and, to a lesser extent, to software applications providers to embed in their products. For end users, we typically ship products with a shrink-wrap license agreement and recognize revenue from software license fees upon delivery of the software to the customer, provided that the fees are fixed and determinable and that collection is probable. Increasingly, we are entering into signed license agreements with our end-user customers. All of our original equipment manufacturer and value-added reseller customers enter into signed agreements with us. For customers using a signed license agreement, revenue is recognized after delivery of the software to the customer, for a fixed and determinable fee, for which collection is considered probable and we have received the signed agreement. We recognize software license revenue ratably over the term of the license if the license requires us to deliver unspecified additional software products during its term.

      Payments received in advance of revenue recognition are recorded as deferred revenue. As of June 30, 2000, we had $4.4 million of deferred revenue. Of this amount, $1.5 million was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

      Maintenance and support revenue consists of fees for providing software updates and technical support for software products. Revenue from maintenance and support fees is recognized ratably over the period of the maintenance and support agreement, typically twelve months. Payments for maintenance and support are typically paid in advance and are nonrefundable.

      Professional services revenue consists of fees for services, including product and application development, implementation and installation of software products, integration of software, on-site support, consulting and training. Revenue from professional services is generally recognized as the services are performed.

      We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. Recently, we have begun to derive increasing amounts of revenue through indirect channel relationships with distributors, original equipment manufacturers, value-added resellers, and systems integrators. Our third-party relationships have typically been with companies that embed our product within their product, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. During 1998, we expanded our international presence by opening a sales and support office in London, England, augmented by a sales office in Frankfurt, Germany in 1999. Currently, our international revenue is primarily generated through distributors. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals.

      In September 1999, we acquired substantially all of the assets of GlobalCast, a provider of reliable multicast technology, for common stock with an aggregate value of $3.6 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, and $300,000 of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. Also, in connection with the GlobalCast acquisition, we recorded intangible assets of $2.9 million, which we are amortizing over a three to four year period.

      In March 2000, we acquired WhiteBarn, a professional services and software development company focused on reliable multicast and network protocols with cash, stock and options to purchase our common stock that had an aggregate value of $4.9 million. The transaction was accounted for as a purchase. In this acquisition, the acquired technology included existing technology, but not in-process research and development. For the year ended December 31, 1999, WhiteBarn had revenue of $1.5 million, derived primarily from professional services fees and, to a lesser extent, from hosting web sites and licensing products, and net income of $47,000. We are maintaining WhiteBarn's facility in Illinois and 13 WhiteBarn employees joined us in connection with the acquisition. In connection with the WhiteBarn acquisition, we recorded intangible assets of $4.4 million, which we are amortizing over a two to three year period.

      We have a limited operating history since the implementation of our current business strategy. We have incurred significant losses recently as we have spent substantial amounts to develop and enhance our products and have invested heavily in our sales and marketing organizations. We believe our success is dependent upon our ability to rapidly expand our customer base and enhance our technology. We intend to continue making significant investments in sales and marketing and research and development, and expect to incur operating losses for the foreseeable future.

      In connection with the granting of stock options to our employees through June 30, 2000, we recorded deferred stock compensation totaling approximately $23.9 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. Amortization of the June 30, 2000 balance of deferred stock compensation will result in charges to operations of $3.3 million, $7.4 million, $3.5 million, $1.3 million and $113,000 for the three months ended September 30, 2000, and for fiscal years 2001, 2002, 2003, and the six months ended March 31, 2004.

      We have recorded no provision for federal or state income taxes for any period since our inception as we have incurred losses in each period. As of September 30, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $5.9 million and for California income tax purposes of approximately $1.7 million, available to offset income in future years. The federal net operating loss carryforwards expire from 2007 through 2019. The California net operating loss carryforwards expire from 2000 through 2004.

RESULTS OF OPERATIONS

      The following table sets forth the results of operations for the three months and nine months ended June 30, 2000 and 1999 expressed as a percentage of total revenue.

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      ------------------          -----------------
                                                      2000          1999          2000         1999
                                                      ----          ----          ----         ----
Revenue:
  Licenses                                             61%           59%           62%           66%
  Maintenance                                          18            31            21            28
  Professional services                                21            10            17             6
                                                      ---           ---           ---           ---
    Total revenue                                     100           100           100           100
                                                      ---           ---           ---           ---
Cost of revenue:
  Licenses                                              1             1             2             1
  Maintenance                                           5             6             5             7
  Professional services                                13             5             8             4
  Amortization of deferred stock compensation           9             0             7             0
                                                      ---           ---           ---           ---
    Total cost of revenue                              28            12            22            12
                                                      ---           ---           ---           ---
    Gross profit                                       72            88            78            88
                                                      ---           ---           ---           ---

Operating expenses:
  Sales and marketing                                  55            55            54            57
  Research and development                             36            33            32            35
  General and administrative                           12            16            14            19
  Amortization of deferred stock compensation:
    Sales and marketing                                27             4            22             2
    Research and development                           26             3            21             2
    General and administrative                         17             0            24             1
  Amortization of goodwill and intangible assets       14             0            11             0
                                                      ---           ---           ---           ---
    Total operating expenses                          187           112           178           116
                                                      ---           ---           ---           ---
    Loss from operations                             (115)          (25)          (99)          (28)
Interest income (expense) and other, net                3             0             1             0
                                                      ---           ---           ---           ---
    Net loss                                         (112)%         (25)%         (98)%         (28)%
                                                     ====           ===           ===           ===

REVENUE

      Total revenue increased by $2.0 million, or 85%, to $4.4 million for the three months ended June 30, 2000, from $2.4 million for the three months ended June 30, 1999. Licenses and associated maintenance revenue represented 79% of total revenue in the three months ended June 30, 2000 and 90% of total revenue for the three months ended June 30, 1999. Total revenue increased by $4.3 million, or 65%, to $10.9 million for the nine months ended June 30, 2000, from $6.6 million for the nine months ended June 30, 1999. Licenses and associated maintenance revenue represented 84% of total revenue in the nine months ended June 30, 2000 and 94% of total revenue for the nine months ended June 30, 1999. The increases in total revenue for both the three-month and the nine-month periods were due to increases in software licenses and associated maintenance revenue to new and existing customers. One customer accounted for more than 10% of our total revenue in the three months ended June 30, 2000. No customer accounted for more than 10% of our total revenue in the three or nine months ended June 30, 1999, or the nine months ended June 30, 2000.

      License. License revenue increased by $1.3 million, or 91%, to $2.7 million for the three months ended June 30, 2000, from $1.4 million for the three months ended June 30, 1999. License revenue increased by $2.4 million, or 56%, to $6.8 million for the nine months ended June 30, 2000, from $4.4 million for the nine months ended June 30, 1999. Both increases in license revenue were due to increases in the number of software licenses to new and existing customers as a result of the expansion of our sales force and growing acceptance for our infrastructure product line and increases in the average dollar amount of a software license. As a percentage of total revenue, license revenue represented 61% and 59% in the three months ended June 30, 2000 and 1999, respectively, and 66% and 63% in the nine months ended June 30, 2000 and 1999, respectively.

      Maintenance. Maintenance revenue increased by $45,000, or 6%, to $781,000 for the three months ended June 30, 2000, from $736,000 for the three months ended June 30, 1999. Maintenance revenue increased by $429,000, or 24%, to $2.3 million for the nine months ended June 30, 2000, from $1.8 million for the nine months ended June 30, 1999. The increase in maintenance revenue was due to growth associated with license agreements entered into in earlier periods. As a percentage of total revenue, maintenance revenue represented 18% and 31% in the three months ended June 30, 2000 and 1999, respectively, and 21% and 28% in the nine months ended June 30, 2000 and 1999, respectively. The decrease in maintenance revenue as a percentage of total revenue for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999, was the result of professional services revenue increasing at a significantly greater percentage rate than maintenance revenue.

      Professional services. Professional services revenue increased by $699,000, or 290%, to $940,000 for the three months ended June 30, 2000, from $241,000 for the three months ended June 30, 1999. Professional services revenue increased by $1.4 million, or 350%, to $1.8 million for the nine months ended June 30, 2000, from $404,000 for the nine months ended June 30, 1999. Approximately 62% and 36% of the increase in professional services revenue in the three and nine months ended June 30, 2000, respectively, was a result of new customers obtained through our acquisition of WhiteBarn on March 13, 2000. The remainder of the increase in professional services revenue was attributable to the increased license activity discussed above and an increase in training and architectural services associated with an increase in customer installations. As a percentage of total revenue, professional services revenue represented 21% and 10% in the three months ended June 30, 2000 and 1999, respectively, and 17% and 6% in the nine months ended June 30, 2000 and 1999, respectively. As we integrate the WhiteBarn acquisition we expect a decrease in revenue from professional services in the quarter ending September 30, 2000, as compared to the quarter ended June 30, 2000, as we re-deploy some of the former WhiteBarn personnel onto product related activities as opposed to professional services activities. We expect professional services revenue to sequentially increase thereafter.

COST OF REVENUE

      Cost of revenue increased by $933,000, or 311%, to $1.2 million for the three months ended June 30, 2000, from $300,000 for the three months ended June 30, 1999. Cost of revenue increased by $1.5 million, or 188%, to $2.3 million for the nine months ended June 30, 2000, from $812,000 for the nine months ended June 30, 1999. Approximately 44% and 47% of the dollar increase in cost of revenue for the three and nine months ended June 30, 2000, respectively, was a result of an increase in amortization of deferred stock compensation for service-related personnel. Approximately 31% and 23% of the dollar increase in cost of revenue for the three and nine months ended June 30, 2000, respectively, was a result of personnel acquired in our acquisition of WhiteBarn. The remainder of the increase in cost of revenue was attributable to an increase in royalties to third parties and increased costs related to our growing maintenance and professional services. As a percentage of total revenue, cost of revenue represented 28% and 12% in the three months ended June 30, 2000 and 1999, respectively, and 22% and 12% in the nine months ended June 30, 2000 and 1999, respectively. The increase in cost of revenue as a percentage of total revenue for both periods was the result of the increase in costs associated with personnel responsible for delivering the additional professional services revenue, which typically has a lower gross margin than other types of revenue.

      Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. Cost of license revenue increased by $39,000, or

126%, to $70,000 for the three months ended June 30, 2000, from $31,000 for the three months ended June 30, 1999. Cost of license revenue increased by $131,000, or 130%, to $232,000 for the nine months ended June 30, 2000, from $101,000 for the nine months ended June 30, 1999. The increase in cost of license revenue for both periods was attributable to increased royalties paid to third parties, primarily in connection with our licensing of RMTP-II. We anticipate that the cost of license revenue will increase in absolute dollars and as a percentage of license revenue due to an increasing use of third-party software incorporated into our product line. As a percentage of license revenue, cost of license revenue represented 3% and 2% in the three months ended June 30, 2000 and 1999, respectively, and 3% and 2% in the nine months ended June 30, 2000 and 1999, respectively.

      Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue increased by $78,000, or 58%, to $212,000 for the three months ended June 30, 2000, from $134,000 for the three months ended June 30, 1999. Cost of maintenance revenue increased by $124,000, or 28%, to $561,000 for the nine months ended June 30, 2000, from $437,000 for the nine months ended June 30, 1999. The increase in cost of maintenance revenue for both periods was due to increased personnel hired in order to provide support to our growing installed base of customers. As a percentage of maintenance revenue, cost of maintenance revenue represented 27% and 18% in the three months ended June 30, 2000 and 1999, respectively, and 25% and 24% in the nine months ended June 30, 2000 and 1999, respectively. We anticipate that our cost of maintenance revenue will continue to grow in absolute dollars and as a percentage of maintenance revenue as we expect to expand our customer base and provide increasing levels of support for our customers.

      Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation and training services for our customers. Cost of professional services revenue increased by $432,000, or 338%, to $560,000 for the three months ended June 30, 2000, from $128,000 for the three months ended June 30, 1999. Cost of professional services revenue increased by $595,000, or 228%, to $856,000 for the nine months ended June 30, 2000, from $261,000 for the nine months ended June 30, 1999. Approximately 68% and 59% of the dollar increase in cost of professional services revenue for the three and nine months ended June 30, 2000, respectively, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in cost of professional services revenue was a result of additional personnel deployed on our professional services engagements. As a percentage of professional services revenue, cost of professional services revenue represented 60% and 53% in the three months ended June 30, 2000 and 1999, respectively, and 47% and 65% in the nine months ended June 30, 2000 and 1999, respectively. We anticipate that the cost of professional services revenue will continue to increase in absolute dollars as we continue to expand our service offerings. With the acquisition of WhiteBarn, our cost of professional services is likely to increase as a percentage of professional services revenue due to the lower average billing rates for the WhiteBarn consulting organization.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenue increased by $384,000, to $391,000 for the three months ended June 30, 2000, from $7,000 for the three months ended June 30, 1999. Amortization of deferred stock compensation in cost of revenue increased by $677,000, to $690,000 for the nine months ended June 30, 2000, from $13,000 for the nine months ended June 30, 1999.

OPERATING EXPENSES

      Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses increased by $1.1 million, or 86%, to $2.5 million for the three months ended June 30, 2000, from $1.3 million for the three months ended June 30, 1999. Sales and marketing expenses increased by $2.1 million, or 57%, to $5.9 million for the nine months ended June 30, 2000, from $3.7 million for the nine months ended June 30, 1999. The increase in sales and marketing expenses for both periods was due to expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs. As a percentage of total revenue, sales and marketing expenses represented 55% in the three months ended June 30, 2000 and 1999, and 54% and 57% in the nine months ended June 30, 2000 and 1999, respectively. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals. Therefore, we expect expenditures in sales and marketing to increase both in terms of absolute dollars and as a percentage of total revenue for the foreseeable future.

      Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred in research and development are expensed as incurred until technological feasibility is established. We believe that under our current engineering processes, the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses increased by $806,000, or 102%, to $1.6 million for the three months ended June 30, 2000, from $792,000 for the three months ended June 30, 1999. Research and development expenses increased by $1.2 million, or 50%, to $3.5 million for the nine months ended June 30, 2000, from $2.3 million for the nine months ended June 30, 1999. Approximately 37% and 30% of the dollar increase in research and development for the three and nine months ended June 30, 2000, respectively, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance, and documentation departments. As a percentage of total revenue, research and development expenses represented 36% and 33% in the three months ended June 30, 2000 and 1999, respectively, and 32% and 36% in the nine months ended June 30, 2000 and 1999, respectively. We believe that our product development activities are critical to attaining our strategic objectives and expect our investment in research and development to increase both in terms of absolute dollars and as a percentage of total revenue for the foreseeable future.

      General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses and other general corporate expenses. General and administrative expenses increased by $123,000, or 31%, to $519,000 for the three months ended June 30, 2000, from $396,000 for the three months ended June 30, 1999. General and administrative expenses increased by $279,000, or 23%, to $1.5 million for the nine months ended June 30, 2000, from $1.2 million for the nine months ended June 30, 1999. The increase in general and administrative expenses for both periods was due to increased personnel expenses in finance and administration and in information systems. As a percentage of total revenue, general and administrative expenses represented 12% and 16% in the three months ended June 30, 2000 and 1999, respectively, and 14% and 19% in the nine months ended June 30, 2000 and 1999, respectively. We expect general and administrative expenses to increase in terms of absolute dollars, but not as a percentage of revenue, for the foreseeable future as we continue to build the necessary corporate infrastructure associated with being a public company.

      Amortization of deferred stock compensation. During the three months ended June 30, 2000, we recorded $3.1 million of amortization of deferred stock compensation in operating expenses, representing $1.2 million of additional sales and marketing expenses, $1.2 million of additional research and development expenses and $749,000 of additional general and administrative expenses. During the three months ended June 30, 1999, we recorded $192,000 of amortization of deferred stock compensation. During the nine months ended June 30, 2000, we recorded $7.3 million of amortization of deferred stock compensation in operating expenses, representing $2.4 million of additional sales and marketing expenses, $2.3 million of additional research and development expenses and $2.6 million of additional general and administrative expenses. During the nine months ended June 30, 1999, we recorded $299,000 of amortization of deferred stock compensation.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $608,000 and $1.2 million for the three and nine months ended June 30, 2000, respectively. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of GlobalCast in September 1999 and WhiteBarn in March 2000. We had no similar expenses in any prior period.

INTEREST INCOME (EXPENSE) AND OTHER, NET

      Interest income and other, net consists of interest income, net of interest expense, and losses on foreign currency transactions. Interest income and other, net resulted in income of $126,000 for the three months ended June 30, 2000, compared to expense of $8,000 for the three months ended June 30, 1999. Interest income and other, net resulted in income of $156,000 for the nine months ended June 30, 2000, compared to income of $7,000 for the nine months ended June 30, 1999. The resulting change was attributable to higher interest income and lower interest expense in the more recent periods. Our average cash reserves in interest-bearing accounts were higher, and the outstanding balance on our line of credit was lower, during both the three and nine months ended June 30, 2000 than in the same periods in the prior year, primarily due to the sale of Series D preferred stock in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to our initial public offering we funded our operations through private sales of redeemable convertible preferred stock, internal operations, and, to a lesser extent, through our credit facilities. In February 2000, we raised $9.9 million through a private sale of redeemable convertible preferred stock. On July 20, 2000, we completed an initial public offering of 4.2 million shares of our common stock at $16.00 per share. Net proceeds from this offering were $60.1 million, net of underwriters' commissions and estimated offering expenses.

      Net cash used in operating activities was $1.6 million for the nine months ended June 30, 2000. Net cash used in operating activities was $1.7 million for the nine months ended June 30, 1999. For the nine months ended June 30, 2000, the cash used in operating activities resulted primarily from our net operating loss and, to a lesser extent, our prepaid offering expenses, offset in significant part by increases in deferred stock compensation and amortization of intangible assets, which are non-cash charges. For the nine months ended June 30, 1999, the cash used in operating activities resulted primarily from our net loss.

      Net cash used in investing activities was $8.0 million for the nine months ended June 30, 2000. Net cash used in investing activities was $322,000 for the nine months ended June 30, 1999. For the nine months ended June 30, 2000, net cash used in investing activities was primarily related to the purchase of short-term securities, and, to a lesser extent, the acquisition of property and equipment, and cash used in the acquisition of WhiteBarn, Inc. in March 2000. For the nine months ended June 30, 1999, net cash used in investing activities was primarily related to the purchase of property and equipment. We expect that capital expenditures will continue to increase to the extent we continue to increase the number of people we employ and expand our operations.

      Net cash provided by financing activities was $9.2 million for the nine months ended June 30, 2000, and $836,000 for the nine months ended June 30, 1999. For the nine months ended June 30, 2000, net cash provided by financing activities was attributable to $9.9 million in proceeds from the sale of redeemable convertible preferred stock and $618,000 in proceeds from the sale of common stock, offset by $1.3 million used to repay our line of credit. For the nine months ended June 30, 1999, net cash provided by financing activities was attributable to net proceeds from debt incurred plus small amounts from the sale of common stock.

      As of June 30, 2000, we had approximately $7.8 million in cash, cash equivalents, and short-term investments, and working capital of $6.7 million. Our commitments consist primarily of amounts due under our operating leases. We had no material commitments for capital expenditures; however, we expect that both capital expenditures and operating lease commitments will increase as we expand our operations and personnel worldwide. During the remainder of fiscal 2000, we expect our capital expenditures to be approximately $500,000. We anticipate a material increase in operating expenses, particularly sales and marketing and research and development expenses, in order to execute on our business plan and strategic objectives. Additionally, we may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our cash, cash equivalents, and short-term investments as of June 30, 2000, together with the proceeds from our initial public offering, will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional debt or equity financing. In the event we require additional financing thereafter, we may not be able to obtain it on reasonable terms or at all.

FACTORS THAT MAY AFFECT OPERATING RESULTS

      The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

      We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $1.7 million in fiscal 1998, $3.5 million in fiscal 1999, and $10.6 million in the first nine months of fiscal 2000. As of June 30, 2000, we had an accumulated deficit of approximately $30.1 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. We intend to significantly increase our future product development, sales and marketing, and administrative expenses. Accordingly, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY SINCE THE IMPLEMENTATION OF OUR CURRENT BUSINESS STRATEGY.

      In 1997, we implemented a new business strategy and introduced our SmartSockets real-time infrastructure software. Thus, we have only a limited operating history with our current software product line and business strategy. This limited history makes it difficult to evaluate our businesses.

      Prior to 1997, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, we re-focused our business strategy on providing infrastructure software for applications relying heavily upon the use of real-time, distributed systems. In addition, through our acquisition of substantially all the assets of GlobalCast Communications, Inc. in 1999 and our acquisition of WhiteBarn, Inc. in 2000, we added reliable multicast capabilities to our product line. We also expanded our business strategy in 1999 to include providing software infrastructure products to the market for Internet-related applications. If our current business strategy is not successful, our revenue is unlikely to grow significantly, if at all.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT IN ADVANCE AND MAY FLUCTUATE SIGNIFICANTLY, AND A FAILURE TO MEET THE REVENUE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS MIGHT RESULT IN A DECLINE IN OUR STOCK PRICE.

      Our future operating results may vary significantly. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline.

      Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our license revenue for a given quarter has often been derived from fewer than ten customers. For example, in the quarter ended June 30, 2000, $1.4 million or 52% of our total license revenue of $2.7 million for the quarter was derived from license agreements with four customers. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

      Other factors that may cause our revenue or operating results to fall short of expectations include:

            - the amount and timing of sales and marketing expenses and other operating;

            -  costs and capital expenditures relating to our business;

            - changes in prices of, and the adoption of different pricing strategies for, our products and those of our competitors;

            - changes in the demand for our products due to the announcement or introduction of new or enhanced products or services by us or our competitors;

            -  the capital and expense budgeting decisions of our customers;

            - changes in the demand for our products due to the fact that many of our future customers are expected to be concentrated in early-stage industries, such as the Internet industry, and these customers are often capital constrained and have rapidly changing needs; and

            - the impact of possible acquisitions both on our operations and on our reported operating results due to associated accounting charges.

VARIATIONS IN THE TIME IT TAKES US TO SELL OUR PRODUCTS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

      Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. The period between our initial contact with a customer and the time when we recognize revenue from that customer varies widely in length. Our sales cycles typically range from three to nine months. For larger opportunities with new customers, these cycles can be longer. Additionally, due to the mission-critical nature of many deployments of our products, our customers may take a long time to evaluate our products, and many individuals may be involved in the evaluation process. In addition, many of our customers purchase our real-time infrastructure software as part of a large-scale information technology project, which includes the purchase of many products from a number of vendors. Changes in the scheduling of these projects, or delays or problems caused by other vendors or their products, may cause unexpected delays in our sales cycles.

THE REAL-TIME INFRASTRUCTURE SOFTWARE PRODUCTS MARKET IS IN AN EARLY STAGE OF DEVELOPMENT, AND THESE PRODUCTS, INCLUDING OUR SMARTSOCKETS SOFTWARE AND RELATED PRODUCTS, MAY NOT ACHIEVE MARKET ACCEPTANCE.

      The market for real-time infrastructure software products is relatively new and rapidly evolving, and there are a variety of infrastructure methods available. We do not know if customers in our target markets will widely adopt and deploy real-time infrastructure software products such as our SmartSockets software and related products. If real-time infrastructure software products are not widely adopted by customers in our target markets, our revenue will not increase substantially, if at all.

THE SUBSTANTIAL EXPENDITURES REQUIRED TO EDUCATE PROSPECTIVE CUSTOMERS AND DEVELOP MARKET ACCEPTANCE FOR OUR PRODUCTS MAY NEVER BE OFFSET BY FUTURE REVENUE.

      Due to the evolving nature of our market, we may have to devote substantial resources to educate prospective customers about the benefits of infrastructure software in general and our SmartSockets software and related products in particular. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and may incur significant costs in switching to third-party products such as ours. Our target customers may not choose our products for technical, cost, support, or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, these substantial expenditures may not be offset by incremental revenue.

WE DERIVE MORE THAN 90% OF OUR TOTAL REVENUE FROM OUR SMARTSOCKETS PRODUCT LINE AND IF DEMAND FOR SMARTSOCKETS DECREASES OR DOES NOT INCREASE, OUR TOTAL REVENUE WILL NOT INCREASE AND MAY DECREASE.

      We currently derive more than 90% of our total revenue from licensing our SmartSockets software product line and providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our revenue from these sources for the foreseeable future. Accordingly, our future operating results will depend on the demand for SmartSockets by future customers. If our competitors release products that are superior to SmartSockets in performance or price, SmartSockets is not widely accepted by the market, or we fail to enhance SmartSockets and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for SmartSockets or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition and operating results.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE OR INDUSTRY STANDARDS, OUR PRODUCTS MAY NOT BE COMPETITIVE AND OUR REVENUE AND OPERATING RESULTS MAY SUFFER.

      Our industry is characterized by rapid technological change, frequent new product introductions and enhancements, and evolving customer demands and industry standards. Our products may not be competitive if we fail to introduce new products or product enhancements that meet new customer demands, support new standards, or integrate with new or upgraded versions of packaged applications. The development of new products is complex, and there can be no assurance that we will be able to complete development in a timely manner, or at all. There are currently no widely accepted standards in various technical areas of importance to us, including the areas of reliable multicast and business-quality messaging. There can be no assurance that the proposed standards we support will prevail or be widely adopted. We believe that we will need to continue to enhance our products and develop new products to keep pace with competitive and technological developments and evolving industry standards, and our failure to do so on a timely basis, or to achieve market acceptance for our products, would harm our revenue and operating results.

FAILURE TO DEVELOP AND MAINTAIN KEY STRATEGIC RELATIONSHIPS COULD CAUSE US TO LOSE MARKET OPPORTUNITIES AND LIMIT OUR GROWTH.

      We believe that our success in penetrating our target markets depends in part upon our ability to develop and maintain strategic relationships with key original equipment manufacturers, systems integrators, distributors, and independent software vendors. Relationships with these parties are also important because they often influence a customer's decision on which infrastructure software will be used for a project. We believe these relationships will introduce our products to potential customers and provide us with insights into new technologies to which we may not otherwise have access. For example, a system integrator that is responsible for reengineering a network may be heavily involved in analyzing and ultimately selecting the infrastructure software to be used in the network. To date, we have informal working relationships with only a limited number of system integrators, and no formal contractual arrangements. Some of our competitors have developed more strategic relationships than we have. We cannot be certain that we will be able to establish relationships with additional companies on a timely basis, or at all, or that these companies will devote adequate resources to embedding, promoting or selling our products. Additionally, in connection with Nortel Networks' equity investment in us in February 2000, we entered into a preferred marketing arrangement with Nortel Networks, which, among other things, restricts our ability to enter into marketing partnerships with specified third parties until February 2001. Potential conflicts between our direct sales force and third-party reselling efforts could also limit our ability to develop additional key strategic relationships. If we fail to develop these strategic relationships, or if any of our current relationships with these types of organizations is terminated, we might lose important revenue opportunities and our growth might be limited.

COMPETITION IN THE REAL-TIME INFRASTRUCTURE SOFTWARE MARKET IS INTENSE; MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS ARE MUCH LARGER THAN WE ARE AND HAVE SIGNIFICANTLY GREATER RESOURCES; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

      The market for our products is intensely competitive, relatively new, rapidly evolving and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins, and loss of market share, any one of which could significantly reduce our future revenue. We most often compete against Tibco Software, a provider of infrastructure software products and services. Other current and potential competitors include:

      EAI Vendors. We currently face competition from various enterprise application integration, or EAI, vendors that offer some of the features of our products in their technology. These EAI vendors include Active Software and Vitria.

      Infrastructure Software Providers. We face potential competition from various infrastructure software providers including IBM, Microsoft, and BEA. Currently, their products do not generally offer the performance and scalability of our infrastructure software and therefore do not directly compete with our products. In the future, infrastructure software providers may add functionality to their products that would enable them to compete directly with us.

      Operating System Software Vendors. Vendors of widely used operating system software, including Microsoft and Sun Microsystems, may integrate real-time infrastructure functionality into future versions of their operating system software or introduce directly competing infrastructure functionality. Microsoft has announced its intention to introduce products that may compete with some aspects of our product. If Microsoft or other vendors are able to incorporate infrastructure functionality successfully into future versions of their operating system software or introduce competing products, we may not be able to compete effectively and may not be able to obtain or may lose market share.

      IT Departments. We currently face competition from the information technology departments of potential customers which have developed or may develop systems that provide for some or all of the functionality of our SmartSockets software and related products. It is often difficult for us to sell our products to a potential customer that has already invested heavily in a system that our products are intended to replace.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition, and larger customer bases than we do. Historically, our expenditures on research and development have been limited due to resource constraints, and we will need to substantially increase our investment in research and development in the future. Our competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Many of our competitors also have well-established relationships with our existing and prospective customers as well as companies that have significant influence in the industry. For example, Tibco has a strategic relationship with Cisco Systems. Negotiating and maintaining favorable customer and strategic relationships is critical to our business, and our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate.

      Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. We expect additional competition from other established and emerging companies. The industry in which we compete is rapidly evolving, as evidenced by the announcement in May 2000 that WebMethods intends to acquire Active Software and the announcement in July 2000 that Tibco Software intends to acquire Extensibility. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources.

SOME OF OUR COMPETITORS HAVE SIGNIFICANTLY BROADER PRODUCT OFFERINGS, AND WE MAY NEED TO PARTNER WITH THIRD PARTIES TO PROVIDE A BROADER RANGE OF PRODUCTS AND SERVICES.

      Our customers often purchase our real-time infrastructure software as part of a large-scale information technology project requiring many products from many vendors. Many of our competitors offer extended product lines, and some customers may prefer to purchase products from vendors that are able to offer broader functionality than can be provided by our products alone as part of the customers' overall information technology project. For example, some of our competitors offer a larger number of "adaptors" that facilitate connecting their products with third-party applications, and some competitors have products that contain a software feature, known as "business logic," that facilitates the routing and delivery of information in a different manner than is used by our products. In order to compete more effectively, we may need to expand the breadth of our product offerings by partnering with companies offering complementary products. We may not be able to enter into relationships of this type, on reasonable terms or at all, and our failure to do so could adversely affect our ability to sell our products and services.

IF WE FAIL TO PENETRATE KEY TARGET MARKETS, SUCH AS THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET, OR IF THESE MARKETS FAIL TO GROW AS ANTICIPATED, OUR REVENUE GROWTH WILL BE IMPAIRED.

      We have recently devoted substantial resources to penetrating new target markets, including the market for Internet infrastructure software. If we fail to address the needs of these new markets, our revenue growth will be impaired. Historically, we have directed our sales and marketing efforts toward companies in the financial services, telecommunications and aerospace industries. To date, less than 10% of our revenue had been derived from customers in the Internet infrastructure market. This market is new and rapidly changing. Customers in this market and other potential new markets are likely to have different requirements than our current customers, and may require us to change our product design or features, sales methods, support capabilities or pricing policies. The costs of addressing these requirements, as well as the failure to do so, could be substantial and could adversely affect our operating results.

      Furthermore, because we have expended and will continue to allocate substantial resources toward providing Internet-based products and services, the growth of our business depends on the increased acceptance and use of the Internet as a medium for conducting e-commerce and demand for our products in Internet-based applications. The rapid growth of the Internet as a means for conducting business is a recent occurrence and may not continue at historical rates. If the use of the Internet and e-commerce does not grow as anticipated, the Internet infrastructure market may not offer the revenue opportunity we currently perceive.

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS, AND THE SUCCESS OF OUR INTERNATIONAL EXPANSION IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

      Revenue from the sale of our products and services outside the United States accounted for 16% of our total revenue in the first nine months of fiscal 2000. We believe that we must expand our international sales and distribution operations to be successful. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

            - difficulties and costs of staffing and managing international operations;

            -  fluctuations in currency exchange rates;

            - unexpected changes in regulatory requirements, including imposition of currency exchange controls, applicable to our business or to the Internet;

            - difficulties and additional costs of tailoring our products to meet the demands of foreign markets;

            -  political and economic instability; and

            -  potentially reduced protection for intellectual property rights.

WE HAVE MADE AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH COULD PUT A STRAIN ON OUR RESOURCES, CAUSE DILUTION TO OUR STOCKHOLDERS, AND ADVERSELY AFFECT OUR FINANCIAL RESULTS.

      We have made and may continue to make acquisitions of other companies in order to expand our business and services. For example, in September 1999 we acquired the assets of GlobalCast, a provider of reliable multicast products and services. In addition, in March 2000, we acquired WhiteBarn, a provider of reliable multicast-related consulting services and developer of multicast technology. Integrating newly acquired organizations and technologies into our company could be expensive and time-consuming and may strain our resources. The integration of WhiteBarn into our company has not yet been completed and is made more challenging because its headquarters, near Chicago, Illinois, is geographically distant from our own. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet or operating results. For example, in connection with the acquisition of substantially all of the assets of GlobalCast, we recorded approximately $2.7 million in goodwill and other intangibles, which will be amortized over a period of three to four years and, in connection with the acquisition of WhiteBarn, we recorded approximately $4.4 million in goodwill and other intangibles, which will be amortized over a period of two to three years. Moreover, we cannot make any assurances that we will be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, that we will be able to make these acquisitions on commercially reasonable terms or at all.

THE RAPID GROWTH OF OUR OPERATIONS COULD STRAIN OUR RESOURCES AND CAUSE OUR BUSINESS TO SUFFER.

      Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have recently increased our headcount substantially and plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. This growth may place a significant strain on our management systems, infrastructure, and other resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train, and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. If we do not manage our growth efficiently and effectively, it could adversely affect our business, operating results and financial condition.

THE LOSS OF KEY MANAGEMENT PERSONNEL, ON WHOSE KNOWLEDGE, LEADERSHIP, AND TECHNICAL EXPERTISE WE RELY, WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

      Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership, and technical expertise would be difficult to replace. In particular, we rely upon the leadership of Paul A. Larson, our President and Chief Executive Officer, and Thomas J. Laffey, our Chief Technical Officer. If we were to lose the services of any of our key personnel, the ability to execute our business plan would be adversely affected. All of our executive officers and key personnel are employees at-will. We have no employment contracts and maintain no key person insurance other than $1,000,000 on Thomas J. Laffey and $500,000 on Paul A. Larson.

IF WE ARE UNABLE TO HIRE, TRAIN, AND RETAIN ADDITIONAL SALES, MARKETING, ENGINEERING AND FINANCE PERSONNEL, OUR GROWTH WILL BE IMPAIRED.

      In order to grow our business successfully and maintain a high level of quality and service, we will need to recruit, retain, and motivate additional highly skilled sales, marketing, and engineering and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our SmartSockets software and related products and to generate increased revenue. In addition, as a company focused on the development of complex software products, we will need to hire additional software developers and engineers, systems architects and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees now that we have completed our initial public offering if they perceive the equity component of our compensation package to be less valuable than prior to our initial public offering. Furthermore, new employees require training, take time to achieve full productivity, and, in light of the high rate of turnover for these employees, may be difficult to retain.

MANY OF OUR EXECUTIVES AND OTHER EMPLOYEES HAVE JOINED US ONLY RECENTLY, AND IF THEY ARE UNABLE TO WORK TOGETHER EFFECTIVELY, WE MAY NOT BE ABLE TO MANAGE OUR GROWTH AND OPERATIONS.

      Many of our executives and other employees joined us only recently and have had only a limited time to work together. Michael A. Morgan, our Vice President, Finance and Administration and Chief Financial Officer, joined us in August 1999; Steven M. Gimnicher, our Vice President, Product Development, and Mark G. Mahowald, our Vice President, Multicast and Networking Technologies, joined us in March 2000; and Joseph Addiego, our Senior Vice President, Sales and Marketing, joined us in April 2000.

      In addition, many of the senior engineers involved in developing our multicast technology have only recently joined us as part of our acquisitions of WhiteBarn and GlobalCast. They may not be able to work effectively together to develop our technology and manage our growth and continuing operations.

OUR SOFTWARE PRODUCTS MAY HAVE UNKNOWN DEFECTS, WHICH COULD HARM OUR REPUTATION, DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, CAUSE US TO LOSE CUSTOMERS AND REVENUE, AND RESULT IN LIABILITY TO US.

      Our products were created using highly complex software, both internally developed and licensed from third parties. Highly complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or future products or enhancements until after they are sold. Any interruptions caused by unknown defects in our products could cause substantial damage to our customers' businesses and could damage our reputation, cause our customers to initiate product liability suits against us, increase our product development costs, divert our product development resources, cause us to lose revenue or delay market acceptance of our products.

WE COULD RECEIVE NEGATIVE PUBLICITY AND SUFFER INJURY TO OUR REPUTATION IF WELL-KNOWN CUSTOMERS SUFFER SERVICE INTERRUPTIONS.

      Many of our customers, including financial exchanges, telecommunications companies and large-scale e-businesses, rely upon our infrastructure software to provide widely used and highly publicized services. If any of these customers were to suffer a service interruption, we could receive negative publicity and suffer injury to our reputation even if these interruptions were wholly unrelated to the performance of our products. The degree of this injury could be grossly disproportionate to the actual contribution of our products to the service interruption.

OUR CUSTOMERS WILL NOT BE ABLE TO REALIZE THE FULL EFFICIENCY BENEFITS OF OUR INFRASTRUCTURE SOFTWARE UNLESS THE INTERNET IS ENHANCED TO ALLOW MULTICAST.

      As the volume of data transmitted across networks, particularly the Internet, increases, it may be increasingly important for infrastructure software to make efficient use of available network bandwidth. One of the potential competitive advantages of our infrastructure software is that it enables more efficient use of available network bandwidth. Our software achieves this benefit through an efficient implementation of publish-subscribe architecture and is capable of even greater efficiency using multicast technology. However, our customers will not be able to realize the full efficiency benefits of our multicast capabilities over the Internet unless the Internet is enhanced to allow multicast. There can be no assurance that it will be.

OUR PRODUCTS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO BECOME SUBJECT TO EXPENSIVE LITIGATION, CAUSE US TO INCUR SUBSTANTIAL DAMAGES OR LICENSE FEES, OR PREVENT US FROM SELLING OUR PRODUCTS.

      We cannot be certain that our products do not and will not infringe issued patents or other intellectual property rights of others. Historically, patent applications in the United States have not been publicly disclosed until the patent is issued, and we may not be aware of filed patent applications that relate to our products or technology. If patents later issue on these applications, we may be liable for infringement. We may also be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, and could divert our management's attention away from operating our business. If we discovered that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms or at all, or to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages or enjoined from licensing or using the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

OUR INTELLECTUAL PROPERTY COULD BE USED BY OTHERS WITHOUT OUR CONSENT.

      We rely primarily on a combination of copyrights, trademarks, trade secret laws, and contractual obligations with employees and third parties to protect our proprietary rights. We do not currently own any issued patents, and other protection of our intellectual property will not prevent third parties from independently developing technology that is similar to or competes with our own. Moreover, despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

POTENTIAL YEAR 2000 RISKS ARE DIFFICULT TO ASSESS AND COULD RESULT IN DELAY OR LOSS OF REVENUE, DIVERSION OF DEVELOPMENT RESOURCES, DAMAGE TO OUR REPUTATION OR INCREASED SERVICE, WARRANTY OR LITIGATION COSTS.

      Our products are generally integrated into computer systems involving sophisticated hardware and complex software products, which may not be year 2000 compliant. The failure of our customers' systems to be year 2000 compliant or any unknown year 2000 defects in our software could impede the ability of our infrastructure software products to function as intended. If year 2000 problems do exist, they could result in delay or loss of revenue, diversion of development resources, damage to our reputation or increased service, warranty or litigation costs.

STOCKS OF TECHNOLOGY COMPANIES HAVE EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, AND ACCORDINGLY OUR STOCK PRICE MAY BE VOLATILE.

      Stocks of technology and Internet-related companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies' operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

      In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT MARKET PRICES FOR OUR COMMON STOCK.

      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. As of July 31, 2000, we had outstanding 19,026,445 shares of common stock. Of these shares, the 4,200,000 shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act of 1933. All the 14,826,455 remaining shares of common stock held by our stockholders prior to our initial public offering are subject to 180-day "lock-up" agreements with the underwriters or with us. Lehman Brothers, in its sole discretion, may release any portion of the securities subject to these lock-up agreements. After the 180-day lock-up period ends on January 16, 2001, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration and, in the case of shares held by affiliates and certain other stockholders, to compliance with applicable volume restrictions. After the lock-up period, pursuant to Rule 144, 12,840,407 of these shares will be immediately subject to sale in the public market without registration subject to volume limitations. The remaining shares held by our existing stockholders will become available for sale pursuant to Rule 144 at varying times following the end of the 180-day period. Stockholders owning 9,193,831 shares are entitled, pursuant to contractual provisions providing for registration rights, to require us to register our securities owned by them for public sale. In addition, as of July 31, 2000, we had 2,749,933 shares issuable under outstanding options and warrants, 388,045 of which were exercisable. On July 21, 2000, we filed a registration statement to register for resale, subject to the terms of the lock-up agreements, shares issuable upon the exercise of outstanding stock options and shares reserved for future issuance under our stock option and stock purchase plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled "Factors That May Affect Operating Results".

Foreign Currency Exchange Rate Risk

      To date, all of our recognized revenue has been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenue may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of various currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

      As of June 30, 2000, we had cash and highly liquid short-term investments totaling $7.8 million. Declines of interest rates over time will reduce our interest income from our short-term investments. Based upon our balance of cash and short-term investments at June 30, 2000, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by less than $50,000. However, our cash and short-term investments have increased significantly as a result of our IPO, and accordingly a reduction in interest rates will likely have a larger dollar effect on us in the future. As of June 30, 2000, we did not have any short-term or long-term debt outstanding.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 10, 2000, the Company reincorporated in Delaware through a merger of the Company's predecessor, Talarian Corporation, a California corporation ("Talarian California") with and into the Company. During the quarter ended June 30, 2000, Talarian California made the following offers and sales of its securities that were not registered under the Securities Act of 1933, all in reliance on the exemptions from registration indicated.

     PURCHASER            SECURITY         DATE OF SALE       CONSIDERATION        EXEMPTION
     ---------            --------         ------------       -------------        ---------
Lowell and Mardell      16,768 shares         4/11/00        $13,414.40            Rule 144
Weitzenkamp             of Preferred
                        Stock(1)

Kimberly Bradway        250 shares of         5/11/00         $250.00              Rule 701
                        Common Stock(2)

(1) Issued upon the exercise of a warrant to purchase 16,768 shares of Series A Preferred Stock of Talarian California.

(2) Issued upon the exercise of an option to purchase 250 shares of Common Stock of Talarian California.

      The Company's Registration Statement on Form S-1 (File No. 333-34694), relating to the initial public offering of the Company's Common Stock, was declared effective by the Securities and Exchange Commission on July 20, 2000. A total of 4,200,000 shares of the Company's Common Stock was sold by the Company to an underwriting syndicate managed by Lehman Brothers, Inc., SG Cowen Securities Corporation, Wit SoundView Corporation and Fidelity Capital Markets, a division of National Financial Services Corporation. This syndicate resold the shares to the public on July 21, 2000 for a price of $16.00 per share. The offering commenced on July 21, 2000 and closed on July 26, 2000. All of the 4,200,000 shares of Common Stock being offered by the Company were sold for an aggregate registered offering price of $67.2 million. Effective immediately prior to the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock.

      The Company paid to the underwriters underwriting discounts and commissions totaling $4,704,000 in connection with the offering. In addition the Company reasonably estimates that it incurred additional expenses of approximately $2,400,000 in connection with the offering, which, when added to underwriting discounts and commissions paid by the Company amounts to total estimated expenses of $6,304,000. None of such payments were direct or indirect payments to directors or officers of the Company or any of their associates, to persons holding ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

      The net offering proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $60,121,000. As the offering occurred after the end of the quarter ended June 30, 2000, none of the offering proceeds were used in that quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In May 2000, Talarian California solicited the written consent of its shareholders to approve the following matters: (i) changing the state of incorporation of Talarian California from California to Delaware by means of a merger of Talarian California with and into the Company; (ii) the approval of the Company's entering into indemnity agreements with its officers and directors; (iii) the adoption by the Company of a 2000 Equity Incentive Plan and the reservation for issuance thereunder of 3,000,000 shares of Common Stock of the Company; (iv) the adoption by the Company of a 2000 Employee Stock Purchase Plan and the reservation for issuance thereunder of 300,000 shares of Common Stock of the Company; and (v) the amendment and restatement of the Company's Articles of Incorporation, to be effected upon the closing of the Company's initial public offering of Common Stock and the automatic conversion of the Company's outstanding shares of Preferred Stock into Common Stock, in order to eliminate all references to the various designated series of Preferred Stock following that conversion and to reduce the number of shares of Preferred Stock authorized for issuance to 5,000,000.

      Talarian California received the following written consents, constituting the requisite number for approval of each of the above-referenced matters:

                              FOR*               AGAINST*           ABSTENTIONS*
                              ---                -------            -----------
      Item (i)            12,448,165             86,540                   --

      Item (ii)           13,063,243            138,940               33,957

      Item (iii)          12,373,811            152,687                8,207

      Item (iv)           12,449,438             78,601                6,666

      Item (v)            12,451,915             89,456                   --

      * Common Stock and Preferred Stock (on an as-if-converted basis).

      The matters described above as having received the consent of the shareholders of Talarian California also each received the consent of the then sole stockholder of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      Exhibit No.   Description of Exhibit
      -----------   ----------------------
         3.09       Registrant's Certificate of Retirement of preferred stock
                    as filed with the Delaware Secretary of State on July 26,
                    2000.

         3.10       Registrant's Second Amended and Restated Certificate of
                    Incorporation, as filed with the Delaware Secretary of State on July 26, 2000.

         27.1       Financial Data Schedule

B.    Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TALARIAN CORPORATION

DATE: September 1, 2000        SIGNATURE: /s/ Paul A. Larson
     --------------------                --------------------------------------

                                          Paul A. Larson
                                          President and Chief Executive Officer
                                          (Only Authorized Officer)


DATE: September 1, 2000        SIGNATURE: /s/ Michael A. Morgan
     --------------------                --------------------------------------

                                          Michael A. Morgan
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                Index to Exhibits

      Exhibit No.   Description of Exhibit
      -----------   ----------------------
         3.09       Registrant's Certificate of Retirement of preferred stock
                    as filed with the Delaware Secretary of State on July 26,
                    2000.

         3.10       Registrant's Second Amended and Restated Certificate of
                    Incorporation, as filed with the Delaware Secretary of State on July 26, 2000.

         27.1       Financial Data Schedule