Form 10-K405
period 2000-09-30
TALARIAN CORP
filed 2000-12-27
CIK 857914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-31011

                              TALARIAN CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                          33-0323810
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                                333 DISTEL CIRCLE
                           LOS ALTOS, CALIFORNIA 94022
                                 (650) 965-8050
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 15, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on such date) was approximately $59,362,065.

As of December 15, 2000, there were 18,976,441 shares of the Registrant's $0.001 par value Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive Proxy Statement for the Registrant's March 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Registration 14A, are incorporated by reference into Part III of this annual report on Form 10-K.

================================================================================

                              TALARIAN CORPORATION
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                   ----
PART I
Item 1.     Business............................................................................     1
Item 2.     Properties..........................................................................     9
Item 3.     Legal Proceedings...................................................................    10
Item 4.     Submission of Matters to a Vote of Security Holders.................................    10
PART II
Item 5.     Market For Registrant's Common Equity And Related Stockholder Matters...............    11
Item 6.     Selected Consolidated Financial Data................................................    12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................    13
Item 7A.    Quantitative And Qualitative Disclosures About Market Risk..........................    28
Item 8.     Financial Statements and Supplementary Data.........................................    29
Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial
            Disclosure..........................................................................    29
PART III
Item 10.    Directors and Officers of the Registrant............................................    30
Item 11.    Executive Compensation..............................................................    30
Item 12.    Security Ownership of Certain Beneficial Owners and Management......................    30
Item 13.    Certain Relationships and Related Transactions......................................    30
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................    31
            Signatures..........................................................................    33



                                ----------------



    SmartSockets(R) is our registered trademark, and Talarian(TM), RMTP-II(TM), SmartMulticast(TM), SmartPGM(TM), SmartTransfer(TM), RTmonitor(TM), RTgateway(TM), MQadmin(TM), SmartMQ(TM), MQexpress(TM), MQadmin(TM), GlobalCast(TM) and WhiteBarn(TM) are our trademarks. All other trademarks or trade names appearing elsewhere in this annual report are the property of their respective owners.

                                     PART I

    This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified by the use of words such as "may," "might," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements may include, among other things, anticipated trends in our revenue and expenditures, expectations regarding our products and customers, our anticipated growth strategies, and anticipated trends in our business. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those we discuss in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" and elsewhere in this annual report. You should specifically consider the risks and uncertainties outlined here and in other reports we file with the SEC. We do not assume any obligation to update any such forward-looking statements.


ITEM 1.  BUSINESS

OVERVIEW

    We develop and market infrastructure software that enables businesses to exchange information reliably and securely in real time, both internally and with their partners, suppliers and customers. Our products and services allow software applications to communicate across local or wide area networks, including private networks and the Internet. Our flagship product, SmartSockets, facilitates the real-time distribution of information across virtually any type of network. SmartSockets also enables real-time, two-way communications between distributed computer networks and mobile information devices such as hand-held computers. SmartSockets uses both a publish-subscribe model of communication to deliver information to those applications that need it automatically as it becomes available, and a queuing model of communication to store information and deliver it at a later time if the application cannot currently be reached.

    Our products use Transmission Control Protocol/Internet Protocol, or TCP/IP, the standard Internet protocol for one-to-one communication, or unicast, and multicast protocols for one-to-many communication. Multicast allows information requested by multiple applications to be sent only once, rather than as multiple separate messages to each application. As a result, multicast can provide information simultaneously to multiple applications and use the existing capacity, or bandwidth, of the network more efficiently. Our product suite based upon multicast protocols, SmartMulticast, also contains enhanced error recovery mechanisms, known as "reliable multicast," for mission-critical environments. Our products provide businesses with a robust and easy-to-use method of distributing relevant, time-critical information that continues to operate efficiently, or "scale," with networks as they grow. We also offer professional services that assist our customers in systems planning, architecture and design, custom development and systems integration for the rapid deployment of our products.

    Our products are designed for and implemented in demanding, mission-critical environments with high volumes of users and data. Our products have been deployed by over 300 companies in a variety of markets such as financial services, networking, satellite communications, securities and energy exchanges, telecommunications and transportation, as well as embedded in the products of independent software vendors. Our end-user customers include 3Com, Credit Suisse First Boston, D.E. Shaw, Lockheed Martin, MCI WorldCom, Raytheon Systems, and SIAC (the New York Stock Exchange). We have also entered into agreements with Aspect Telecommunications, BMC Software, Micromuse, Nortel Networks, Novell, Platinum Technology (now part of Computer Associates), Terabridge, and Real Networks that allow them to embed our infrastructure software in their product offerings.

INDUSTRY BACKGROUND

    Today's business environment, fueled by the growth of organization-wide networks and the Internet, allows organizations to communicate and conduct business more rapidly than ever before. In order to function and compete effectively, organizations must exchange increasing volumes of information continuously in real time, in an efficient and reliable manner. Real-time communication among multiple producers and consumers of information occurs both internally throughout an organization and externally between the organization and its partners, suppliers and customers. The increased exchange of real-time information enables organizations to accelerate their business cycles, improve internal processes, create operational efficiencies, and facilitate closer integration with partners. To provide real-time connectivity, organizations must be able to distribute information residing in disparate sets of applications, platforms, and networks. As businesses increasingly trust critical business processes to these networks, a reliable and robust infrastructure is essential.

    Historically, organizations stored data on mainframe computers and accessed this information through dumb terminals. The next wave of computing involved storing information on centralized servers and in databases hosted on centralized servers, and accessing this information through PCs and other intelligent remote devices. More recently, organizations have begun to utilize extensive internal and external networks, including the Internet, to access and exchange information. Rather than keeping information only on centralized servers or mainframes, organizations are now distributing information throughout their organizations as well as with partners, suppliers, and customers.

    This new computing paradigm is leading to global installation of the networking equipment necessary to facilitate connectivity within and across organizations. International Data Corporation forecasts that the market for data networking equipment will increase from $15.6 billion in 1999 to $33.9 billion in 2003, as service providers increase their network bandwidth and the availability of public services. However, we believe the infrastructure software needed to support this computing shift has not been developed rapidly enough to meet market needs. Infrastructure software has traditionally been developed in-house and is often inadequate for the performance and scalability demands of today's business environment. This problem is exacerbated by rapidly growing numbers of users and volumes of data; the proliferation of diverse computing devices, such as mainframes, UNIX and NT servers, PCs, and handheld and wireless devices; and increasingly stringent performance and reliability requirements. A real-time infrastructure must connect applications running across a variety of private and public networks, including the Internet. Most existing systems were designed assuming a local area network or other small, well-controlled, homogenous network. Today's applications need to operate in unpredictable and heterogeneous wide area networks, including the Internet.

    We believe that a market has developed for robust, comprehensive software infrastructure products that interconnect disparate applications, platforms and networks, so that they can distribute and share information in today's real-time, Internet-driven business environment. We believe that this market is demanding products and systems that address the following limitations:

    - Poor Performance. Many existing systems do not adequately support the required volume of "packets" of data, or messages, and the transmission time for these messages is too long. For example, systems using a request-reply model, which requires that specific requests be made before information can be distributed, are slow because they must poll regularly for new data, and must block the receipt of incoming data and wait for a reply even if other data are arriving. In addition, most products in the marketplace use a point-to-point communication model and do not perform well in one-to-many or many-to-many communications.

    - Limited Scalability. Many existing systems do not adequately scale in terms of transaction volumes, numbers of users and geographic diversity, often because they are based on either:

        - A "brute force" method, in which information is "broadcast" to all machines, whether or not they have requested the information, often resulting in a flooding of information on the network; or

        - An oversimplified "hub and spoke" model, in which all transactions are forced through one central server.

    - Difficult to Implement. Existing products are often difficult to implement and configure. In addition, they frequently require significant customization and system integration in order to meet customer needs.

    - Inefficient Network Utilization. Many products require a separate copy of a given message to be sent to each recipient, resulting in increased network utilization.

    - Lack of Robustness and Reliability. Existing systems were generally not designed to run in environments that operate 24 hours a day, seven days a week. Most systems can be shut down by the failure of a single network or computer. In addition, changes or upgrades to a system often require it to be restarted.

    - A Passive Model of Information Distribution. Traditional systems employ a request-reply model of information dissemination. This means an application cannot ask for the information unless it knows that the information exists and where it is located.

    We believe that traditional database, queuing and middleware vendors, as well as application integration vendors and business-to-business suppliers, have failed to address these limitations adequately. We believe that there is a significant market opportunity for infrastructure products that addresses all these limitations and enable companies to distribute and share information in today's real-time, Internet-driven business environment.

OUR SOLUTION


    We deliver infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably, and securely across virtually any type of network, including the Internet. Our flagship product, SmartSockets, is able to run on a wide variety of platforms and systems including Windows, UNIX, Linux, OpenVMS, IBM mainframes
(MVS), and real-time operating systems (VxWorks). SmartSockets also offers programming interfaces for most major programming models, including C, C++, Java, and ActiveX (Microsoft). Our SmartMQ product (formerly MQexpress) integrates queuing capability with SmartSockets real-time middleware solutions. SmartMulticast, which includes SmartPGM and SmartTransfer, is an effective way to transmit large amounts of data to a group of receivers simultaneously from a single point of origin. It provides a simplified application program interface, or API, for multicast applications and provides file transfer over Internet Protocol multicast capable networks. SmartMulticast permits the distribution of rich content including XML, video, audio, software executables, and graphics files to multiple sites in a highly efficient manner. Our products provide our customers with all the following benefits:

    - High Performance. We believe that we offer one of the highest performing infrastructure software products available, as measured by the volume of messages, or packets of data, delivered and the time taken to distribute each message. For example, SmartSockets is capable of delivering over 20,000 200-byte messages per second and is currently deployed in environments where the distribution of thousands of messages per second is essential.

    - High Scalability. Our infrastructure products are scalable in terms of transaction volumes, numbers of users and geographic locations of users and applications. They enable businesses to add new clients, servers, and applications easily without having to rewrite software. By using many of the techniques that have made the Internet scalable, including the recent development of reliable multicast, we provide our customers with a software infrastructure that allows them to take advantage of the rapid expansion of distributed networks.

    - Ease of Use and Implementation. Our product family is relatively easy to use and can be quickly deployed by businesses without extensive use of system integrators. We believe that our products' ease of use reduces the overall cost to our customers of implementing their software infrastructure. Furthermore, we offer modular products that can be deployed on a limited basis and expanded in the future. This enables our customers to benefit from our products without a large up-front investment and without requiring them to overhaul their existing information technology systems.

    - Efficient Network Utilization. Our technology allows our products to make efficient use of available network bandwidth while growing with the expanding capabilities of the network. Our products achieve greater bandwidth efficiency through an efficient implementation of publish-subscribe architecture and are capable of even greater efficiency using multicast technology. This enables multiple subscribers to receive the content they need simultaneously with a single message, reducing the complexity and cost of distributing information across the network.

    - Reliability and Fault Tolerance. Our SmartSockets software is built upon technology that we initially developed for use in demanding high performance environments that place a premium upon reliability and fault tolerance. Examples include satellite operations, launch control systems and other command and control applications in the aerospace industry. Our infrastructure software has now also been deployed by large e-commerce sites, financial exchanges, telecommunications companies, large-scale transportation systems, and energy companies.

    - An Active Model of Information Distribution. SmartSockets uses a publish-subscribe model of communication to deliver data automatically as it becomes available only to "subscribers," those applications that have previously expressed an interest in receiving that information when it is "published."

PRODUCTS AND SERVICES

    Our messaging technology was originally created more than a decade ago and has been further developed over the past ten years. It originally served as the real-time infrastructure for a number of demanding, high-performance aerospace applications, including network management, satellite operations, launch control systems, large-scale integration and test, and other command and control applications. Almost all of these systems were mission- or life-critical, requiring the highest levels of performance and reliability.

Today, our technology is used in a variety of demanding, high-performance environments, including financial exchanges, telecommunications, and e-commerce applications.

    Our infrastructure software enables organizations to communicate and deliver mission-critical information reliably across extended computer networks in real time. Using software "engines," or small, efficient software processes that can be embedded on computers, our infrastructure software can be used to create what is known in the industry as a "virtual cloud," or network of computers embedded with our software engines. Any application operating within a virtual cloud is able to deliver information quickly, reliably, and efficiently to any other application within this cloud. Our software engines are designed to route and deliver information automatically to any application within a cloud that has subscribed to this information, even if the application, or subscriber, requesting the information uses a different platform or protocol than the application sending the information. In the event of a system or network failure, our software engines are designed to route information dynamically around failures or blocked paths, minimizing service interruptions or delays. If an application is unable to receive requested information when it is initially delivered, our engines are able to store the requested information and deliver it at a later time. Furthermore, our infrastructure software is highly scalable because it is built upon an architecture and global naming scheme similar to that used by the Internet. Our software automatically partitions workload among the various engines that are present in a cloud and allows organizations to expand an existing cloud simply by adding additional engines. In addition, our software can be used to connect multiple clouds and form larger clouds, facilitating reliable, real-time information exchange across local area networks and wide area networks, including the Internet.

    Our technology resides in the following three layers of software.

    Messaging. Our messaging software enables reliable, real-time delivery of information between applications on a network. Our messaging technology is the core of our infrastructure software and the layer most visible to customers. It enables organizations to integrate diverse computer applications by connecting each application to a network through a single interface, instead of directly linking each application to all other applications. Applications operating within a network of that type communicate by exchanging messages, or "packets" of data, which can contain many different forms of information, including audio, video, file, HTML, XML, database records, text, numbers and structures. Our messaging technology also supports a wide range of communication models used in organizations for delivery of messages, including:

    - Publish-subscribe, where information is automatically delivered to applications that have previously expressed an interest in that type of information when it becomes available;

    - Queuing, where information is placed in persistent storage until an application, or another queue, is ready to accept the information;

    - Peer-to-peer, where a message is passed directly between two applications; and

    -   Request-reply, where information is requested and a result is returned.

    Protocols. A network protocol determines how applications communicate with each other across a computer network. The performance of a computer network depends in part upon the protocols used by the network. We use TCP/IP, the standard Internet protocol for one-to-one, or unicast, communication. We also provide reliable multicast protocols that enable networks to manage and use existing bandwidth more efficiently. Multicast allows information requested by several applications to be sent only once, rather than as separate messages to each application, reducing the complexity and cost of information distribution within an organization. In addition, our multicast protocols can improve reliability of the multicast capabilities embedded in substantially all network routers and switches manufactured in the last several years.

    Monitoring and Management. Using intuitive graphical user interfaces, our technology can be configured to monitor system and application parameters in local or wide area networks, including the Internet. This technology enables users to monitor, configure, administer, and operate large-scale systems built upon our infrastructure software and ensure reliable operation.

    Our three layers of technology are embodied in our software products, which include the following.

Messaging Infrastructure Products

    We currently offer two messaging infrastructure products.

    - SmartSockets, our flagship product, facilitates selective information delivery by enabling messages to be delivered automatically only to interested applications, also called "subscribers." SmartSockets supports publish-subscribe, request-reply, and peer-to-peer messaging. SmartSockets uses both the networking protocols of the Internet and reliable multicast to provide highly efficient one-to-one, one-to-many, and many-to-many communications. SmartSockets can operate over virtually any network type, including the Internet and wireless networks. This product also offers a variety of services that complement the messaging function, such as fault tolerance, guaranteed message delivery, data encryption, authentication, load balancing, and data translation. SmartSockets provides efficient networking and high scalability, and can be embedded in the products of independent software vendors as well as an organization's existing information system. We also offer the following two optional add-on modules to SmartSockets that extend its functionality:

             - SmartSockets SSL provides private, secure connections between SmartSockets processes. Using the industry-standard Secure Sockets Layer (SSL) protocol, SmartSockets SSL enables the highly secure transfer and exchange of information over intranets, extranets and the Internet -- without any reprogramming of existing SmartSockets applications.

             - RTgateway extends the messaging functionality of SmartSockets in several key areas. Using RTgateway, organizations can connect diverse message sources and systems, enhance the scalability of their overall messaging infrastructure, implement content-based message routing and filtering schemes, and enjoy greater message routing flexibility with a choice of publish-subscribe or request-reply models.

    - SmartMQ (formerly MQexpress) is a message queuing product that provides complementary functionality to SmartSockets. SmartMQ enables a system to store messages and facilitates backup and audit capabilities. This product is designed for use in applications where transactions, in addition to being processed in real time, must be available to be processed if a system fails, and be subject to verification and audit. SmartMQ is tightly integrated with SmartSockets and thus facilitates a seamless integration of the queuing and publish-subscribe communication models. It can also interoperate with IBM's MQSeries message queuing product, allowing companies to leverage their investment in legacy systems.

    Both of these products also include development functionality that our customers use to permit our products to interface with their software applications.

    Our messaging infrastructure products use both unicast and multicast protocols. Our messaging products can be accessed through a variety of platforms, programming interfaces such as C, C++, Java and ActiveX, and operating systems such as Windows, UNIX, Linux, MVS, OpenVMS, VxWorks and IBM mainframes. This cross platform support allows for intercommunication among all of these platforms, programming interfaces and operating systems. For example, the following three processes would be able to communicate directly: a Java process on Linux, an ActiveX process on Windows NT, and an MVS process written in C.

Protocols

    We currently offer a suite of reliable multicast products called SmartMulticast, which includes the following:

    - SmartPGM is our implementation of a real-time, reliable multicast protocol known as Pragmatic General Multicast, or PGM, that was originally specified by Cisco Systems. SmartPGM reliably and efficiently sends data from a few senders to large groups of simultaneous recipients. It can be deployed in a wide range of network types, including satellite, wireless, and Internet and enterprise networks. SmartPGM is an automatically configuring protocol that provides flexibility in changing recipient group members. SmartPGM can also support networks that aren't PGM enabled through its SmartPGM network elements. SmartPGM is designed as a service, or daemon, that communicates using a simplified API with applications requiring reliable multicast service. SmartPGM is supported by multiple vendors.

    - SmartTransfer provides a simple, easy to use command line interface and graphical user interface as well as a powerful set of utilities to simplify the setup and management of file transfers from a single sender to multiple receivers over an IP multicast and PGM capable network. It permits the distribution of any data files including: HTML, video, audio, graphic and data files to multiple sites in a highly efficient manner. SmartTransfer is built on top of SmartPGM, and accordingly allows a file to be efficiently delivered to a large number of recipients.

    Another of our multicast technologies is RMTP-II, the Reliable Multicast Transport Protocol II, a real-time, reliable multicast protocol derived from work initially done at Bell Laboratories and later refined by GlobalCast Communications, which we acquired in September 1999. Similar to the Transmission Control Protocol, RMTP-II provides real-time, scalable, streaming delivery of information from a few senders to large groups of simultaneous recipients, with confirmation when the information has been delivered. We are currently focusing our multicast protocol development and sales efforts on the SmartMulticast suite, and are not currently shipping a commercial version of RMTP-II.

    We are active participants in the standards initiative of the Internet Engineering Task Force, or IETF, for reliable Internet Protocol multicast, and we are working with the IETF on standards for IP multicast.

Monitoring and Management Tools

    We offer two different products to monitor and manage networked applications utilizing our messaging infrastructure products.

    - RTmonitor facilitates the monitoring and management of applications utilizing SmartSockets. Through an easy-to-use graphical interface, RTmonitor can be configured to monitor system and application parameters across both local and wide area networks. System events are viewed through a display application that can operate anywhere on the network and in multiple locations simultaneously without any change in system configuration.

    - MQadmin is a Web-based graphical tool for administering and managing SmartMQ. MQadmin allows users to observe and manage all the deployed message queues from a centralized location. Users can create, browse, configure, back up, and restore queues from any machine in the network capable of running a Web browser.

MAINTENANCE AND SUPPORT

    We offer an array of software maintenance and support services to our customers. Our support organization provides services 24 hours a day, seven days a week. We have a worldwide support organization with key operations centers in Los Altos, California, Warrenville, Illinois and London, England. These centers provide the infrastructure for our around-the-clock call centers and hotline support. As of November 30, 2000, we had eight employees involved in our maintenance and support services.

    We offer a range of maintenance support packages that allow our customers to choose the level of support that fits their needs and budgets. Our maintenance programs entitle our customers to receive updates and new versions of our software, as well as to on-site support that is charged on a time and materials basis. In addition, customers are able to receive support online over the Internet, including entering and tracking inquiries, downloading new versions of our software and accessing our online knowledge base.

PROFESSIONAL SERVICES AND TRAINING

    Our professional services organization offers a wide range of consulting services, including systems planning, architecture and design, custom development and systems integration for the rapid deployment of our products. We offer professional services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located in several offices in the United States and an office in London, England, enabling us to perform installations and respond to customer demands rapidly across the Americas and Europe. As of November 30, 2000, our professional services group consisted of ten employees. These individuals have expertise in the e-business, financial services and telecommunications industries. Many of our professional service employees have advanced degrees and/or substantial industry expertise in network architecture and design, as well as in networking protocols, including TCP/IP and reliable multicast.

    We provide training for customer personnel at our main office as well as at customer locations. We also develop custom education programs to address the specific needs of individual customers and partners.

ACQUISITIONS

    We have made two strategic acquisitions that have augmented our technology and provided us with additional consulting and development personnel in the reliable multicast area:

    GLOBALCAST COMMUNICATIONS. We acquired substantially all of the assets of GlobalCast Communications, Inc., a Fremont, California-based company, in September 1999. GlobalCast was a provider of reliable multicast technology, and prior to our acquisition of GlobalCast, we had licensed a significant portion of GlobalCast's technology and had embedded it in our SmartSockets product. GlobalCast's primary product was based on RMTP-II technology. RMTP-II adds reliability and scalability to multicast. RMTP-II was developed by GlobalCast over a three-year period in conjunction with Lucent Technologies and academic experts, and was first sold by GlobalCast in 1998. GlobalCast had licensed some of the core algorithms of RMTP-II from Lucent, which has a patent on the technology. The license was assigned to us as a part of the acquisition of GlobalCast and is non-exclusive.

    WHITEBARN. We acquired WhiteBarn, Inc., a Warrenville, Illinois-based company, in March 2000. WhiteBarn was a software consulting and development company focused on reliable multicast and network protocols. The principals of WhiteBarn had been involved in the design and development of large scale trading systems and real-time data distribution since 1985. Prior to the acquisition, WhiteBarn was primarily engaged in consulting activities related to the implementation of reliable multicast. WhiteBarn had also developed a commercial implementation of PGM. We maintain WhiteBarn's facility in Illinois, and 13 WhiteBarn employees joined us in connection with the acquisition. We are using former WhiteBarn personnel primarily in consulting and product development activities related to reliable multicast, and have embedded an enhanced version of WhiteBarn's PGM implementation in our SmartSockets product.

SALES AND MARKETING

    We promote and license our software and sell our services primarily through a direct sales organization, and also indirectly through system integrators, foreign distributors, original equipment manufacturers and other resellers. As of November 30, 2000, we employed 42 sales and marketing personnel located in several U.S. cities and in the United Kingdom and Japan. We plan to aggressively expand the size of our sales and marketing organizations, adding personnel focused on both direct and indirect sales channels.

    Our sales strategy targets industries, and organizations within those industries, that require high-speed, highly scalable messaging infrastructure for internal use or to integrate efficiently with their customers' and business partners' applications. Our sales team, which typically includes sales people, technical sales engineers and professional services personnel, works together with our customers' personnel to understand the needs and goals of the customer's particular application and its development and deployment environments. Customers are allowed to use a full working copy of our products on a limited-time basis in order to evaluate our products in their environment. The level of customer analysis, both technically and financially, results in a sales cycle that typically ranges between three and nine months. For larger opportunities with new customers, these cycles can be longer.

    We focus our marketing efforts on programs intended to attract potential customers and to increase awareness of and promote Talarian and its products and the benefits they provide. We use a variety of targeted marketing vehicles including industry analyst updates and communications, market data research, print advertising, trade shows and speaking engagements targeted toward the industries we serve, press relations, electronic customer newsletters and our Web site. We have developed collateral material for use by our direct and indirect sales organizations, including white papers, data sheets, customer case studies, and press releases and coverage.

RESEARCH AND DEVELOPMENT

    The computer software industry is characterized by rapid technological change and is highly competitive in regard to timely product innovation. Accordingly, we believe that our future success depends on our ability to enhance current products that meet a wide range of customer needs and to develop new products rapidly to attract new customers and provide additional products to existing customers. In particular, we believe we must continue to respond quickly to users' needs for high-speed, scalable, easy-to-implement infrastructure software to meet the increasing demands of applications being deployed in business-to-business e-commerce systems.

    We address the needs of current users through regularly scheduled maintenance and enhancement releases. Our product development organization is focused on enhancing the scalability, performance and ease-of-use of our products. The majority of the work performed by our research and development organization consists of adding new functionality and enhanced performance capabilities to our existing product line.

    In addition to our internal proprietary research and development, from time to time we license technologies from third parties to embed into our technology. Additionally, we are active participants in the IETF standards initiative for reliable Internet Protocol multicast. We are also contributing members of the International Middleware Association, Object Management Group, Securities Industry Middleware Council, Internet Protocol Multicast Initiative, and Business Quality Messaging Forum.

    We have made, and will continue to make, substantial investments in research and development. Research and development expenses were$5.7 million, $3.2 million, and $2.4 million in fiscal 2000, 1999, and 1998. As of November 30, 2000, we had 39 employees divided into five groups: client, server, security and other service, quality assurance and documentation. We plan to continue increasing our investment in research and development for the foreseeable future. All of our software development costs have been expensed as incurred. While we have licensed externally developed technology for integration into our products, most of our products and enhancements to those products have been developed internally. Additionally, we have in the past augmented our research and development efforts through the acquisitions of GlobalCast and WhiteBarn.

COMPETITION

    The market for our products is intensely competitive, relatively new, rapidly evolving, and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins, and loss of market share, any one of which could significantly reduce our future revenue. We most often compete against Tibco Software, a provider of infrastructure software products and services. Other current and potential competitors also include:

    EAI Vendors. We currently face competition from various enterprise application integration, or EAI, vendors, that offer some of the features of our products in their technology. These EAI vendors include webMethods and Vitria.

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

    IT Departments. We currently face competition from the information technology departments of potential customers, which have developed or may develop systems that provide for some or all of the functionality of our SmartSockets software and related products. It is often difficult for us to sell our product to a potential customer that has already invested heavily in a system that our products are intended to replace.

    We believe that customers in our industry make purchasing decisions primarily based on their perception of product performance, perception of the vendor and product price. We believe, based on discussions with customers and potential customers, and the results of testing, that the performance of our product is a significant competitive advantage for us. However, some of our competitors' products offer some features, such as a greater number of "adaptors" that facilitate connecting their products with third-party applications, and "business logic" that facilitates the routing and delivery of information in a manner different than is used by our products, that provides them with an advantage with some customers. We also believe that perception of the vendor is currently often a significant advantage for our competitors, as they are generally larger with substantially more resources and name recognition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    Our success is highly dependent upon our proprietary software technology, our trademarks, and brand names, and the goodwill associated them. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, contractual provisions, confidentiality agreements with employees and third parties, and other similar measures to protect our proprietary information and intellectual property. We have registered "SmartSockets" as our trademark in the United States, and have applied to register "SmartSockets" in the European Community, Canada, and Japan. We acquired the registered trademark "Propagator" through our acquisition of GlobalCast. We have applied to register "Talarian" and the Talarian logo in the United States, the European Community, Canada, and Japan.. We claim as common law trademarks the terms "Talarian," "GlobalCast," and "WhiteBarn," "the world works in real time," the Talarian logo, and our product names "SmartRMTP-II," "SmartMulticast," "SmartPGM," "SmartTransfer," "RTmonitor," "RTgateway," "MQadmin" and "SmartMQ." As of the date of this annual report, we do not own any issued patents, although we have four patent applications pending before the U.S. Patent and Trademark Office involving message transfer. We cannot predict when or whether we will receive any patents with respect to any of these applications.

    We enter into confidentiality agreements with our employees, consultants, distributors, partners and customers, and limit access to our software, documentation and other proprietary information. Additionally each customer, partner and/or distributor enters into a license agreement, in the form of a signed license agreement or a shrink-wrap form of agreement embedded within our software, with respect to our software, documentation and other intellectual property. A small number of our license agreements contain provisions allowing access to our source code under limited circumstances. Despite our efforts to protect our intellectual property, unauthorized third parties may attempt to copy or obtain the use of our technology. The unauthorized reproduction or misappropriation of our intellectual property could allow third parties to benefit from our technology without remuneration to us. In addition, as we intend to expand our operations internationally, effective copyright and trade secret protection may not be available, or may be limited, in some foreign countries. If we fail to protect our intellectual property and other proprietary rights, our business could be adversely affected.

    We do not believe that our products, trademarks, or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, we receive notices from third parties asserting that we have infringed their patents or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any claims of these types could be time-consuming, result in costly litigation, cause product shipment delays, or lead us to enter into royalty or licensing agreements rather than disputing the merits of these claims. As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any claims of these types, with or without merit, could be time-consuming and expensive to defend. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of the infringing products, any of which could have a material adverse effect on our business, operating results and financial condition.

    In 1989, we licensed technology from Lockheed that serves as the basis for many of our products. This license is fully paid and irrevocable.

EMPLOYEES

    As of November 30, 2000, we employed 120 people in Los Altos, California, in several cities across the United States, and in London, England and Tokyo, Japan. Of these employees:

    -   39 were engaged in research and development;

    -   42 in sales and marketing;

    -   18 in professional services and technical support; and

    -   21 in finance and other administrative departments.

    Five of our employees are located in London, England and one in Tokyo, Japan. None of our employees is subject to any collective bargaining agreements. We believe our employee relations are good.

ITEM 2.  PROPERTIES

    We lease approximately 16,000 square feet in a single office building located in Los Altos, California under a lease that expires in May 2005. In December 2000 we leased an additional 13,000 square feet in a single office building located in Los Altos, California under a lease that expires in December 2005. We lease a total of approximately 13,000 square feet in a single office building in Warrenville, Illinois under a lease that expires in December 2005. We also lease office space in London, England and in various cities in the United States and internationally to support our sales and marketing personnel worldwide. These facilities are generally leased on a month-to-month basis or have terms that end in 12 months or less. We intend to expand our operations significantly and therefore may require additional facilities in the future.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, we have been subject to legal proceedings and claims in the ordinary course of business. We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to holders of our securities during the quarter ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock of our Company began trading on the Nasdaq National Market on July 21, 2000, under the symbol "TALR." Prior to that, there was no public market for our stock. The following table sets forth the high and low sales prices for the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                                 HIGH     LOW
                                                                ------   ------
              FISCAL 2000:
              Fourth Quarter (from July 21, 2000)               $27.00   $11.50

    As of December 15, 2000, there were approximately 230 stockholders of record of our Company's common stock.

    We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    In September 2000, we issued 16,447 shares of common stock to Silicon Valley Bancshares upon a net exercise of a warrant to purchase such stock. The sale and issuance of these securities to Silicon Valley Bancshares was determined to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction not involving a public offering. Silicon Valley Bancshares represented that it was an accredited investor and intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the share certificates issued in this transaction. Silicon Valley Bancshares also represented that it had adequate access to information about the Company in connection with this transaction.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

    Our Registration Statement on Form S-1 (File No. 333-34694) related to our initial public offering was declared effective by the SEC on July 20, 2000. A total of 4,200,000 shares of our common stock was registered with the SEC with an aggregate registered offering price of $67.2 million, all of which shares were registered on our behalf. The offering commenced on July 21, 2000 and all shares of common stock being offered were sold for the aggregate registered offering price through a syndicate of underwriters managed by Lehman Brothers, Inc., SG Cowen Securities Corporation, Wit SoundView Corporation and Fidelity Capital Markets, a division of National Financial Services Corporation.

    We paid to the underwriters underwriting discounts and commissions totaling $4.7 million in connection with the offering. In addition, we reasonably estimate that we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounts to total estimated expenses of $7.2 million. Thus the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $60 million. From the effective date of the registration statement through September 30, 2000, the proceeds from the offering have been used to fund working capital and general corporate needs. In addition, we applied $26.2 million of the proceeds towards short-term investments, and $244,000 of the proceeds towards purchase and installation of machinery and equipment. As of September 30, 2000, $35.1 million remained in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following tables summarize our consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this annual report.

    The consolidated statement of operations data for the years ended September 30, 2000, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000 and 1999 are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this form 10-K. The consolidated statement of operations data for the years ended September 30, 1997 and 1996 and the consolidated balance sheet data as of September 30, 1997 and 1996 are derived from audited financials statements that are not included in this form 10-K.


                                                                             YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------------
                                                            2000          1999          1998          1997          1996
                                                          --------      --------      --------      --------      --------
         CONSOLIDATED STATEMENT OF
           OPERATIONS DATA:
         Revenue:
           Licenses .................................     $ 10,553      $  5,912      $  5,100      $  4,209      $  3,560
           Maintenance ..............................        3,094         2,488         1,873         1,426         1,255
           Professional services ....................        2,204           640           540           807           733
                                                          --------      --------      --------      --------      --------
             Total revenue ..........................       15,851         9,040         7,513         6,442         5,548
         Gross profit ...............................       12,447         7,872         6,448         5,230         5,148
         Income (loss) from operations ..............      (15,999)       (3,522)       (1,718)         (889)           48
         Net income (loss) ..........................     $(15,040)     $ (3,539)     $ (1,728)     $   (894)     $    118
         Basic and diluted net loss per
           share attributable to common
           stockholders .............................     $  (3.08)     $  (1.30)     $  (0.80)     $  (0.57)     $  (0.18)
         Basic and diluted common shares
           used in computation ......................        7,005         3,099         2,781         2,434         2,139


                                                                       YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                                     --------      --------      --------      --------      --------
    CONSOLIDATED BALANCE SHEET DATA:
    Cash, cash equivalents and short-term
       investments .............................     $ 67,738      $  1,820      $  3,204      $    901      $  1,783
    Working capital ............................       65,056        (1,240)          853           728         1,813
    Total assets ...............................       78,606         7,994         4,985         3,346         3,764
    Debt, less current portion .................           --            83           225           289           278
    Redeemable convertible preferred stock .....           --         8,644         8,146         7,648         7,150
    Stockholders' equity (deficit) .............       70,639        (8,288)       (8,877)       (6,671)       (5,337)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information appearing elsewhere in this prospectus.

OVERVIEW

    We develop and market infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably, and securely across virtually any type of network, including the Internet.

    We were incorporated in November 1988. From inception through 1996, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, leveraging our technology developed for mission-critical command and control operations, we refocused our business strategy to provide infrastructure software for applications relying heavily upon the use of real-time, distributed systems. Our operating activities during 1997 and 1998 related primarily to developing our SmartSockets messaging infrastructure product line and directing our sales and marketing efforts to increase market awareness of our SmartSockets product in industries such as finance, telecommunications and computer hardware and services. In 1999, we launched SmartMQ, a message queuing product that provides complementary storage, backup, and audit capabilities to SmartSockets. We also added Internet-related applications and industries, such as business-to-business e-commerce, to our sales and marketing focus and began a concerted effort to market our product to third-party partners such as original equipment manufacturers and value-added resellers. Additionally in 1999, we began incorporating reliable multicast capabilities into our SmartSockets product line. As part of our overall multicast initiative, we acquired substantially all of the assets of GlobalCast Communications, Inc. in September 1999, and acquired WhiteBarn, Inc. in March 2000. Later in 2000, we launched SmartMulticast, our IP multicast product suite that includes SmartPGM and SmartTransfer. In 2000, we also launched two products as add-on modules to SmartSockets, SmartSockets SSL and RTgateway.

    Our revenue consists principally of license fees generated from our SmartSockets product line and, to a lesser extent, revenue from maintenance, support, and professional services related to our SmartSockets product line. We license our products to end users to deploy in their networks and, to a lesser extent, to software applications providers to embed in their products. For end users, we typically ship products with a shrink-wrap license agreement and recognize revenue from software license fees upon delivery of the software to the customer, provided that the fees are fixed and determinable and that collection is probable. Increasingly, we are entering into signed license agreements with our end-user customers. All of our original equipment manufacturer and value-added reseller customers enter into signed agreements with us. For customers using a signed license agreement, revenue is recognized after all conditions above have been met and we have received the signed agreement. We recognize software license revenue ratably over the term of the license if the license requires us to deliver unspecified additional software products during its term.

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

    Payments received in advance of revenue recognition are recorded as deferred revenue. As of September 30, 2000, we had $4.5 million of deferred revenue. Of this amount, $1.4 million was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

    We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. Recently, we have begun to derive increasing amounts of revenue through indirect channel relationships with distributors, original equipment manufacturers, value-added resellers, and systems integrators. Our third-party relationships have typically been with companies that embed our product within their product, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. We expanded our international presence by opening a sales and support office in London, England in 1998 and a sales office in Tokyo, Japan in September 2000. Currently, our international revenue is primarily generated through distributors. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals.

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

    In March 2000, we acquired WhiteBarn, a professional services and software development company focused on reliable multicast and network protocols with cash, stock and options to purchase our common stock that had an aggregate value of $4.9 million. The transaction was accounted for as a purchase. In this acquisition, the acquired technology included existing technology, but not in-process research and development. For the year ended December 31, 1999, WhiteBarn had revenue of $1.5 million, derived primarily from professional services fees and, to a lesser extent, from hosting web sites and licensing products, and net income of $47,000. We are maintaining WhiteBarn's facility in Illinois and 13 WhiteBarn employees joined us in connection with the acquisition. In connection with the WhiteBarn acquisition, we recorded intangible assets of $4.4 million and are amortizing them over a two to three year period.

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

    In connection with the granting of stock options to our employees through July 20, 2000, we recorded deferred stock compensation totaling approximately $22.6 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. Amortization of the September 30, 2000 balance of deferred stock compensation will result in charges to operations of $7.1 million, $3.4 million, $1.3 million, and $123,000 for the fiscal years 2001, 2002, 2003, and the nine months ended June 30, 2004.

    We have recorded no provision for federal or state income taxes for any period since our inception as we have incurred losses in each period. As of September 30, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $7.2 million and for California income tax purposes of approximately $2.4 million, available to offset income in future years. The federal net operating loss carryforwards expire from 2007 through 2020. The California net operating loss carryforwards expire from 2000 through 2005.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data, expressed as a percentage of total revenue, for the periods indicated.


                                                                                         YEAR ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                2000         1999         1998
                                                                                ----         ----         ----
               Revenue:
                 Licenses ...............................................         67%          65%          68%
                 Maintenance ............................................         19           28           25
                 Professional services ..................................         14            7            7
                                                                                ----         ----         ----
                    Total revenue .......................................        100          100          100
                                                                                ----         ----         ----
               Cost of revenue:
                 Licenses ...............................................          2            2            1
                 Maintenance ............................................          5            7            8
                 Professional services ..................................          7            4            5
                 Amortization of deferred stock compensation ............          7           --           --
                                                                                ----         ----         ----
                    Total cost of revenue ...............................         21           13           14
                                                                                ----         ----         ----
               Gross margin .............................................         79           87           86
                                                                                ----         ----         ----
               Operating expenses:
                 Sales and marketing ....................................         58           59           56
                 Research and development ...............................         36           36           32
                 General and administrative .............................         15           18           21
                 Amortization of deferred stock compensation:
                    Sales and marketing .................................         20            4           --
                    Research and development ............................         20            3           --
                    General and administrative ..........................         20            3           --
                 Acquired in-process research and development ...........         --            3           --
                 Amortization of goodwill and intangible assets .........         11           --           --
                                                                                ----         ----         ----
                    Total operating expenses ............................        180          126          109
                                                                                ----         ----         ----
               Loss from operations .....................................       (101)         (39)         (23)
               Interest expense and other, net ..........................          6           --           --
                                                                                ----         ----         ----
               Net loss .................................................        (95)%        (39)%        (23)%
                                                                                ====         ====         ====

YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

REVENUE

    Total revenue increased by $6.8 million, or 75%, to $15.9 million for the year ended September 30, 2000, from $9.0 million for the year ended September 30, 1999. Licenses and associated maintenance revenue was 86% and 93% of total revenue in the years ended September 30, 2000 and 1999, respectively. The increase in total revenue was due primarily to an increase in software licenses and associated maintenance revenue to new and existing customers and, to a lesser extent, an increase in professional services revenue. No customer accounted for more than 10% of our total revenue in the year ended September 30, 2000. One customer accounted for 12% of our revenue during the year ended September 30, 1999. International revenue increased by $500,000, or 21%, to $2.9 million for the year ended September 30, 2000, from $2.4 million from the year ended September 30, 1999. International revenue was 18% and 26% of our total revenue in the fiscal years ended September 30, 2000 and 1999, respectively.

    License. License revenue increased by $4.6 million, or 79%, to $10.6 million for the year ended September 30, 2000, from $5.9 million for the year ended September 30, 1999. The increase in license revenue was due to an increase in the number of software licenses to new and existing customers. This increase was a result of the expansion of our sales force, a growing acceptance for our infrastructure product line, and an increase in the average dollar amount of a software license. As a percentage of total revenue, license revenue was 67% in the year ended September 30, 2000 and 65% in the year ended September 30, 1999.

    Maintenance. Maintenance revenue increased by $606,000, or 24%, to $3.1 million for the year ended September 30, 2000, from $2.5 million for the year ended September 30, 1999. The increase in maintenance revenue was due to growth associated with license agreements entered into in earlier periods. As a percentage of total revenue, maintenance revenue was 19% in the year ended

September 30, 2000 and 28% in the year ended September 30, 1999. The decrease in maintenance revenue as a percentage of total revenue for the year ended September 30, 2000 when compared to the year ended September 30, 1999, was the result of license and professional services revenue increasing at a significantly greater percentage rate than maintenance revenue.

    Professional services. Professional services revenue increased by $1.6 million, or 244%, to $2.2 million for the year ended September 30, 2000, from $640,000 for the year ended September 30, 1999. Approximately 44% of the increase in professional services revenue was a result of new customers obtained through our acquisition of WhiteBarn on March 13, 2000. The remainder of the increase in professional services revenue was attributable to the increased license activity discussed above and an increase in training and architectural services associated with an increase in customer installations. In part, the increase in professional services revenue was attributable to an increase in the average rate per hour billed for our professional services technicians as they were increasingly engaged in senior-level architectural design work as opposed to implementation services and training. As a percentage of total revenue, professional services revenue was 14% in the year ended September 30, 2000 and 7% in the year ended September 30, 1999.

COST OF REVENUE

    Cost of revenue increased by $2.2 million, or 191%, to $3.4 million for the year ended September 30, 2000, from $1.1 million for the year ended September 30, 1999. Approximately 46% of the increase in cost of revenue was a result of an increase in amortization of deferred stock compensation for service-related personnel. Approximately 25% of the increase in cost of revenue was a result of increased professional services costs due to consulting personnel acquired in our acquisition of WhiteBarn. The remainder of the increase in cost of revenue was attributable to an increase in royalties to third parties and increased costs related to our growing maintenance services and other non-WhiteBarn-related professional services revenue. As a percentage of total revenue, cost of revenue was 21% in the year ended September 30, 2000 and 13% in the year ended September 30, 1999. Not including amortization of deferred stock compensation, as a percentage of total revenue, cost of revenue was 14% in the year ended September 30, 2000 and 12% in the year ended September 30, 1999. The increase in cost of revenue as a percentage of total revenue was the result of the increase in costs associated with personnel responsible for delivering additional professional services revenue, which typically has a lower gross margin than other types of revenue.

    Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. Cost of license revenue increased by $76,000, or 46%, to $240,000 for the year ended September 30, 2000, from $164,000 for the year ended September 30, 1999. The increase in cost of license revenue was attributable to increased royalties paid to a third party in connection with our licensing of RMTP-II. We anticipate that the cost of license revenue will increase in absolute dollars due to an anticipated increased use of third-party software incorporated into our product line. As a percentage of license revenue, cost of license revenue was 2% in the year ended September 30, 2000 and 3% in the year ended September 30 1999.

    Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue increased by $269,000, or 45%, to $864,000 for the year ended September 30, 2000, from $595,000 for the year ended September 30, 1999. The increase in cost of maintenance revenue was due to increased personnel hired in order to provide support to our growing installed base of customers. As a percentage of maintenance revenue, cost of maintenance revenue was 28% in the year ended September 30, 2000 and 24% in the year ended September 30, 1999. We anticipate that our cost of maintenance revenue will continue to grow in absolute dollars as we expect to expand our customer base and provide increasing levels of support for our customers.

    Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation, and training services for our customers. Cost of professional services revenue increased by $870,000, or 243%, to $1.2 million for the year ended September 30, 2000, from $358,000 for the year ended September 30, 1999. Approximately 45% of the increase in cost of professional services revenue was a result of consulting personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in cost of professional services revenue was a result of additional personnel deployed on our professional services engagements. The cost of professional services revenue generally increased at the same rate as professional services revenue. As a percentage of professional services revenue, cost of professional services revenue was 56% in both the years ended September 30, 2000 and 1999. We anticipate that the cost of professional services revenue will continue to increase in absolute dollars as we continue to expand our service offerings.

    Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenues increased by $1 million, to $1.1 million for the year ended September 30, 2000, from $51,000 for the year ended September 30, 1999.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses increased by $3.9 million, or 73%, to $9.2 million for the year ended September 30, 2000, from $5.3 million for the year ended September 30, 1999. The increase in sales and marketing expenses was due to expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs. As a percentage of total revenue, sales and marketing expenses were 58% in the year ended September 30, 2000 and 59% in the year ended September 30, 1999. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals. Therefore, we expect expenditures in sales and marketing to increase both in terms of absolute dollars and as a percentage of total revenue for the foreseeable future.

    Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred in research and development are expensed as incurred until technological feasibility is established. We believe under our current engineering processes that the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses increased by $2.5 million, or 78%, to $5.7 million for the year ended September 30, 2000, from $3.2 million for the year ended September 30, 1999. Approximately 32% of the increase in research and development was a result of engineering personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance, and documentation departments. As a percentage of total revenue, research and development expenses were 36% in the years ended September 30, 2000 and 1999. We believe that our product development activities are critical to attaining our strategic objectives and expect our investment in research and development to increase both in terms of absolute dollars and as a percentage of total revenue for the foreseeable future.

    General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses and other general corporate expenses. General and administrative expenses increased by $686,000, or 41%, to $2.3 million for the year ended September 30, 2000, from $1.6 million for the year ended September 30, 1999. The increase in general and administrative expenses was due to increased personnel expenses in finance and administration and in information systems. As a percentage of total revenue, general and administrative expenses were 15% in the year ended September 30, 2000 and 18% in the year ended September 30, 1999. We expect general and administrative expenses to increase in terms of absolute dollars for the foreseeable future as we continue to build the necessary corporate infrastructure associated with being a public company.

    Amortization of deferred stock compensation. During the year ended September 30, 2000, we recorded approximately $9.4 million of amortization of deferred stock compensation in operating expenses, representing $3.1 million of additional sales and marketing expenses, $3.1 million of additional research and development expenses and $3.2 million of additional general and administrative expenses. During the year ended September 30, 1999, we recorded $902,000 of amortization of deferred stock compensation.

    Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $1.8 million for the year ended September 30, 2000. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of GlobalCast in September 1999 and WhiteBarn in March 2000. We had no similar expenses in any prior period.

INTEREST EXPENSE AND OTHER, NET

    Interest expense and other, net consists of interest expense and losses on foreign currency transactions, offset by interest income on our cash reserves. Foreign currency differences are also included in other expenses. Interest expense and other, net resulted in income of $959,000 for the year ended September 30, 2000, compared to expense of $17,000 for the year ended September 30, 1999. The resulting change of $976,000 was attributable to higher interest income and lower interest expense in the more recent periods following our private equity funding in February 2000 and our initial public offering in July 2000. Our average cash reserves in interest-bearing accounts were thus significantly higher, and the outstanding balance on our line of credit was lower, during the year ended September 30, 2000 than in the prior year.

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

REVENUE

    Total revenue increased by $1.5 million, or 20%, to $9.0 million for the year ended September 30, 1999, from $7.5 million for the year ended September 30, 1998. Of this dollar increase, 93% was due to an increase in software licenses to, and associated maintenance revenue from, new and existing customers. Licenses and associated maintenance revenues were 93% of total revenue in both fiscal years. One customer represented 12% and 13% of our total revenue during fiscal 1999 and 1998. No other customer accounted for more than 10% of our total revenue during those years.

    Licenses. License revenue increased by $812,000, or 16%, to $5.9 million for the year ended September 30, 1999, from $5.1 million for the year ended September 30, 1998. The increase in license revenue was due to additional software licenses to existing customers and software licenses to new customers, including a significant license with a software application provider, and to an increase in the average dollar amount of a license. As a percentage of total revenue, license revenue was 65% in the year ended September 30, 1999 and 68% in the year ended September 30, 1998.

    Maintenance. Maintenance revenue increased by $615,000, or 33%, to $2.5 million for the year ended September 30, 1999, from $1.9 million for the year ended September 30, 1998. The increase in maintenance revenue was due to the increase in license revenue for the period as well as to growth in our customer base. As a percentage of total revenue, maintenance revenue was 28% in the year ended September 30, 1999 and 25% in the year ended September 30, 1998.

    Professional services. Professional services revenue increased by $100,000, or 19%, to $640,000 for the year ended September 30, 1999, from $540,000 for the year ended September 30, 1998. The increase in professional services revenue was attributable to increased license activity, an increase in architectural services associated with an increase in customer installations and higher average billing rates for our professional services personnel. Additionally, as a percentage of total revenue, professional services revenue was 7% in each of the years ended September 30, 1999 and 1998.

COST OF REVENUE

    Cost of revenue remained relatively constant at $1.1 million and $1.2 million for the fiscal years ended September 30, 1998 and 1999. As a percentage of total revenue, cost of revenue was 13% in the year ended September 30, 1999 and 14% in the year ended September 30, 1998.

    Licenses. Cost of license revenue increased by $105,000, or 178%, to $164,000 for the year ended September 30, 1999, from $59,000 for the year ended September 30, 1998. The increase in cost of license revenue was attributable to an increase in the number of software licenses, resulting in increased costs related to media, documentation, and third-party royalty expense. As a percentage of license revenue, cost of license revenue was 3% in the year ended September 30, 1999 and 1% in the year ended September 30, 1998.

    Maintenance. Cost of maintenance revenue increased by $18,000, or 3%, to $595,000 for the year ended September 30, 1999, from $577,000 for the year ended September 30, 1998. The increase in cost of maintenance revenue was due to increased personnel. As a percentage of maintenance revenue, the cost of maintenance revenue was 24% in the year ended September 30, 1999 and 31% in the year ended September 30, 1998. The cost of maintenance revenue as a percentage of maintenance revenue decreased from 31% to 24% as a result of spreading the cost of our maintenance personnel over a larger installed base.

    Professional services. Cost of professional services revenue decreased by $71,000, or 17%, to $358,000 for the year ended September 30, 1999, from $429,000 for the year ended September 30, 1998. The decrease in cost of professional services revenue was a result of a decrease in personnel deployed on our professional services engagements. We restructured our consulting service organization during 1998, which temporarily reduced the size of our staff. As a percentage of professional services revenue, the cost of professional services revenue was 56% in the year ended September 30, 1999 and 79% in the year ended September 30, 1998.

    Amortization of deferred stock compensation. During the year ended September 30, 1999, we recorded $51,000 of amortization of deferred stock compensation representing additional cost of revenue.

OPERATING EXPENSES

    Sales and marketing. Sales and marketing expenses increased by $1.1 million, or 26%, to $5.3 million for the year ended September 30, 1999, from $4.2 million for the year ended September 30, 1998. The increase in sales and marketing expenses was due to expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs. As a percentage of total revenue, sales and marketing expenses were 59% in the year ended September 30, 1999 and 56% in the year ended September 30, 1998.

    Research and development. Research and development expenses increased by $851,000, or 36%, to $3.2 million for the year ended September 30, 1999, from $2.4 million for the year ended September 30, 1998. The increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance, and documentation departments. As a percentage of total revenue, research and development expenses were 36% in the year ended September 30, 1999 and 32% in the year ended September 30, 1998.

    General and administrative. General and administrative expenses increased by $91,000, or 6%, to $1.7 million for the year ended September 30, 1999, from $1.6 million for the year ended September 30, 1998. The increase in general and administrative expenses was due to increased personnel expenses associated with systems administration, or MIS, of approximately $300,000, partially offset by a decrease in executive management bonuses of approximately $200,000. As a percentage of total revenue, general and administrative expenses were 18% in the year ended September 30, 1999 and 21% in the year ended September 30, 1998.

    Acquired in-process research and development. As a result of the GlobalCast acquisition, we recorded $300,000 of acquired in-process research and development expenses. We had no similar expenses in any prior period.

    Amortization of deferred stock compensation. During the year ended September 30, 1999, we recorded $902,000 of amortization of deferred stock compensation in operating expenses, $303,000 of additional research and development expenses, $365,000 of additional sales and marketing expenses and $234,000 of additional general and administrative expenses. During the year ended September 30, 1998, we recorded no amortization of deferred stock compensation.

INTEREST EXPENSE AND OTHER, NET

    Interest expense and other, net increased by $7,000 due to a significant increase in interest expense and a small increase in foreign currency losses, largely offset by a substantial increase in interest income. Our average cash reserves in interest-bearing accounts was less during the year ended September 30, 1999 than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering we funded our operations through private sales of redeemable convertible preferred stock, internal operations, and, to a lesser extent, through our credit facilities. In February 2000, we raised $9.9 million through a private sale of redeemable convertible preferred stock. On July 20, 2000, we completed an initial public offering of 4.2 million shares of our common stock at $16.00 per share. Net proceeds from this offering were $60 million, net of underwriters' commissions and estimated offering expenses.

    Net cash used in operating activities was $1.4 million and $2.2 million in fiscal 2000 and 1999, respectively. Net cash provided by operating activities was $2.7 million in fiscal 1998. For the year ended September 30, 2000, substantially all of net cash used in operating activities was attributable to our net loss of $15.0 million, which included $12.7 million in non-cash charges, and an increase in accrued but unpaid liabilities of approximately $1.0 million. For fiscal 1999, net cash used in operating activities was attributable to our net loss of $3.5 million, which included $1.7 million in non-cash charges, and an increase in accounts receivable of $1.7 million, offset in part by an increase in deferred revenue of $1.3 million. For fiscal 1998, net cash provided by operating activities was attributable to an increase in deferred revenue of $2.7 million, which was largely attributable to a license agreement with a software application provider, small increases in other current liabilities and a decrease in accounts receivable of $867,000, offset in part by a net loss of $1.7 million.

Net cash used in investing activities was $34.5 million in the year ended September 30, 2000. Net cash used in investing activities this period represented net purchases of $34.2 million of short-term investments, the acquisition of WhiteBarn, net of cash, for $713,000 in cash, and the purchase of $1.2 million of property and equipment. Net cash provided by investing activities was $59,000 in fiscal 1999. The cash provided was attributable to cash acquired in connection with the GlobalCast acquisition, largely offset by cash used to purchase property and equipment. Net cash used in investing activities was $486,000 in fiscal 1998. Net cash used in investing activities was entirely attributable to purchases of property and equipment in fiscal 1998.

    Net cash provided by financing activities was $69.2 million in the year ended September 30, 2000, $717,000 in fiscal 1999, and $41,000 in fiscal 1998. For the year ended September 30, 2000, net cash provided by financing activities was attributable to approximately $70 million in net proceeds from our initial public offering and the sale of redeemable convertible preferred stock. In fiscal 1999 and 1998, net cash provided by financing activities was attributable to net proceeds from debt incurred plus small amounts from the sale of common stock.

    As of September 30, 2000, we had approximately $67.7 million in cash, cash equivalents and short-term investments, and working capital of $65.0 million. As of that date, we also had a line of credit under which we could borrow up to $2.0 million with a revolving maturity date of February 22, 2001, at an interest rate of prime plus 0.25%. Any borrowing will be collateralized by accounts receivable and other assets of ours. For further information, please refer to note 6 of notes to consolidated financial statements. We have no borrowings under this line of credit and are in compliance with all required financial ratios, net loss levels, and other financial covenants. Our commitments consist primarily of amounts due under our operating leases. We have no material commitments for capital expenditures, however, we expect that both capital expenditures and operating lease commitments will increase as we expand our operations and personnel worldwide. For the next twelve months, we expect our capital expenditures to be approximately $4.0 million. We anticipate material increases in operating expenses, particularly sales and marketing and research and development expenses, in order to execute on our business plan and strategic objectives. Additionally, we may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and intercompany derivatives. In accordance with SFAS No. 137, issued by the FASB in June 1999 and which deferred the implementation of SFAS No. 133, the Company has adopted SFAS No. 133 in the first quarter of fiscal 2001. To date the Company's investments in derivative instruments have not been significant and the Company has not engaged in any hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and has determined that it will not have a material impact on its financial statements, cash flows or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. The Company must adopt SAB No. 101 no later than the fourth quarter of fiscal 2001. The Company does not anticipate that the adoption of SAB 101 will have a significant impact on the Company's financial statements, cash flows, or results of operations.

FACTORS AFFECTING FUTURE RESULTS

    Our future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by us. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $1.7 million in fiscal 1998, $3.5 million in fiscal 1999, and $15.0 million fiscal 2000. As of September 30, 2000, we had an accumulated deficit of approximately $30.6 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. We intend to significantly increase our future product development, sales and marketing, and administrative expenses. Accordingly, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

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

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT IN ADVANCE AND MAY FLUCTUATE SIGNIFICANTLY, AND A FAILURE TO MEET THE REVENUE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS MIGHT RESULT IN A DECLINE IF OUR STOCK PRICE.

    Our future operating results may vary significantly. If our operating results are below the expectations of securities analysts or investors, our stock price is likely to decline.

    Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our license revenue for a given quarter has often been derived from fewer than ten customers. For example, in the fourth quarter ended September 30, 2000, nine customers represented 51% of our revenue. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

    Other factors that may cause our revenue or operating results to fall short of expectations include:

    - the amount and timing of sales and marketing expenses and other operating costs and capital expenditures relating to our business;

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

THE SUBSTANTIAL EXPENDITURES REQUIRED TO EDUCATE PROSPECTIVE CUSTOMERS AND DEVELOP MARKET ACCEPTANCE FOR OUR PRODUCTS MAY NEVER BE OFFSET BY FUTURE REVENUES.

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

    We currently derive more than 90% of our total revenue from licensing our SmartSockets software product line and providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our revenue from these sources for the foreseeable future. Accordingly, our future operating results will depend on the demand for SmartSockets by future customers. If our competitors release products that are superior to SmartSockets in performance or price, SmartSockets is not widely accepted by the market, or we fail to enhance SmartSockets and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for SmartSockets or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition, and operating results.

COMPETITION IN THE REAL-TIME INFRASTRUCTURE SOFTWARE MARKET IS INTENSE; MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS ARE MUCH LARGER THAN WE ARE AND HAVE SIGNIFICANTLY GREATER RESOURCES; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

    The market for our products is intensely competitive, relatively new, rapidly evolving, and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins, and loss of market share, any one of which could significantly reduce our future revenue. We most often compete against Tibco Software, a provider of infrastructure software products and services. Other current and potential competitors include:

    EAI Vendors. We currently face competition from various enterprise application integration, or EAI, vendors that offer some of the features of our products in their technology. These EAI vendors include webMethods and Vitria.

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

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we do. Historically, our expenditures on research and development have been limited due to resource constraints, and we will need to substantially increase our investment in research and development in the future. Our competitors may be able to develop products comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. Many of our competitors also have well-established relationships with our existing and prospective customers as well as companies that have significant influence in the industry. For example, Tibco has a strategic relationship with Cisco Systems. Negotiating and maintaining favorable customer and strategic relationships is critical to our business, and our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate.

    Furthermore, a number of these competitors may merge or form strategic relationships that would enable them to offer, or bring to market earlier, products or services that are superior to our own in terms of features, quality, pricing or other factors. We expect additional competition from other established and emerging companies. The industry in which we compete is rapidly evolving. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources.

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

FAILURE TO DEVELOP AND MAINTAIN KEY STRATEGIC RELATIONSHIPS COULD CAUSE US TO LOSE MARKET OPPORTUNITIES AND LIMIT OUR GROWTH.

    We believe that our success in penetrating our target markets depends in part upon our ability to develop and maintain strategic relationships with key original equipment manufacturers, systems integrators, distributors, and independent software vendors. Relationships with these parties are also important because they often influence a customer's decision on which infrastructure software will be used for a project. We believe these relationships will introduce our products to potential customers and provide us with insights into new technologies to which we may not otherwise have access. For example, a system integrator that is responsible for reengineering a network may be heavily involved in analyzing and ultimately selecting the infrastructure software to be used in the network. To date, we have informal working relationships with several system integrators and formal agreements with only a limited number of system integrators. Some of our competitors have developed more strategic relationships than we have. We cannot be certain that we will be able to establish relationships with additional companies on a timely basis, or at all, or that these companies will devote adequate resources to embedding, promoting or selling our products. Additionally, in connection with Nortel Networks' equity investment in us in February 2000, we entered into a preferred marketing arrangement with Nortel Networks which, among other things, restricts our ability to enter into marketing partnerships with specified third parties until February 2001. Potential conflicts between our direct sales force and third-party reselling efforts could also limit our ability to develop additional key strategic relationships. If we fail to develop these strategic relationships, or if any of our current relationships with these types of organizations is terminated, we might lose important revenue opportunities and our growth might be limited.

IF WE FAIL TO PENETRATE KEY TARGET MARKETS, SUCH AS THE BUSINESS-TO-BUSINESS E-COMMERCE MARKET, OR IF THESE MARKETS FAIL TO GROW AS ANTICIPATED, OUR REVENUE GROWTH WILL BE IMPAIRED.

    We have recently devoted substantial resources to penetrating new target markets, including the market for Internet infrastructure software. If we fail to address the needs of these new markets, our revenue growth will be impaired. Historically, we have directed our sales and marketing efforts toward companies in the financial services, telecommunications and aerospace industries. To date, less than 10% of our revenue has been derived from customers in the Internet infrastructure market. This market is new and rapidly changing. Customers in this market and other potential new markets are likely to have different requirements than our current customers, and may require us to change our product design or features, sales methods, support capabilities or pricing policies. The costs of addressing these requirements, as well as the failure to do so, could be substantial and could adversely affect our operating results.

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

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS, AND THE SUCCESS OF OUR INTERNATIONAL EXPANSION IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

    Revenue from the sale of our products and services outside North America accounted for 18% of our total revenue in fiscal 2000. We believe that we must expand our international sales and distribution operations to be successful. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

WE HAVE MADE AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH COULD PUT A STRAIN ON OUR RESOURCES, CAUSE DILUTION TO OUR STOCKHOLDERS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS; WE MAY NOT BE ABLE TO MAKE STRATEGIC ACQUISITIONS IF OUR STOCK PRICE IS LOW.

    We have made and may continue to make acquisitions of other companies in order to expand our business and services. For example, in September 1999 we acquired the assets of GlobalCast, a provider of reliable multicast products and services. In addition, in March 2000, we acquired WhiteBarn, a provider of reliable multicast-related consulting services and developer of multicast technology. Integrating newly acquired organizations and technologies into our company could be expensive and time-consuming and may strain our resources. The integration of WhiteBarn into our company is complete, however, we continue to encounter challenges because its headquarters, near Chicago, Illinois, is geographically distant from our own. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet or operating results. For example, in connection with the acquisition of substantially all of the assets of GlobalCast, we recorded approximately $2.7 million in goodwill and other intangibles, which will be amortized over a period of three to four years and, in connection with the acquisition of WhiteBarn, we recorded approximately $4.4 million in goodwill and other intangibles, which will be amortized over a period of two to three years. Moreover, we cannot make any assurances that we will be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, that we will be able to make these acquisitions on commercially reasonable terms or at all. Additionally, even if we identify suitable acquisition candidates, we may not be able to consummate such acquisitions if our stock price is low.

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

IF WE ARE UNABLE TO HIRE, TRAIN, AND RETAIN ADDITIONAL SALES, MARKETING, ENGINEERING AND FINANCE PERSONNEL, OUR GROWTH WILL BE IMPAIRED.

    In order to grow our business successfully and maintain a high level of quality and service, we will need to recruit, retain, and motivate additional highly skilled sales, marketing, engineering, and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our SmartSockets software and related products and to generate increased revenue. In addition, as a company focused on the development of complex software products, we will need to hire additional software developers and engineers, systems architects and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees after this offering if they perceive the equity component of our compensation package to be less valuable after this offering than prior to this offering. Furthermore, new employees require training, take time to achieve full productivity and, in light of the high rate of turnover for these employees, may be difficult to retain.

A NUMBER OF OUR EXECUTIVES AND OTHER EMPLOYEES HAVE JOINED US ONLY RECENTLY, AND IF THEY ARE UNABLE TO WORK TOGETHER EFFECTIVELY, WE MAY NOT BE ABLE TO MANAGE OUR GROWTH AND OPERATIONS.

    A number of our executives and other employees joined us only recently and have had only a limited time to work together. For example, Steven M. Gimnicher, our Vice President, Product Development, and Mark G. Mahowald, our Vice President, Multicast and Networking Technologies, joined us in March 2000; and Joseph Addiego, our Senior Vice President, Sales and Marketing, joined us in April 2000. In addition, many of the senior engineers involved in developing our multicast technology have only recently joined us as part of our acquisitions of WhiteBarn and GlobalCast. They may not be able to work effectively together to develop our technology and manage our growth and continuing operations.

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

OUR STOCK PRICE AND THOSE OF OTHER TECHNOLOGY COMPANIES HAVE EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, AND ACCORDINGLY OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

    The trading price of our common stock has fluctuated significantly since our initial public offering in July 2000 and is significantly below the original offering price of $16 per share. An active public market for our common stock may not be sustained in the future. Many factors could cause the market price of our common stock to rise and fall, including:

    -   variations in our quarterly results;

    -   announcements of technological innovations by us or by our competitors;

    - introductions of new products or new pricing policies by us or by our competitors;

    -   acquisitions or strategic alliances by us or by our competitors;

    -   recruitment or departure of key personnel;

    -   the gain or loss of significant orders or customers;

    - changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

    -   market conditions in the industry and the economy as a whole.

    In addition, stocks of technology and Internet-related companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to these companies' operating performance. Public announcements by companies in our industry concerning, among other things, their performance, accounting practices or legal problems could cause fluctuations in the market for stocks of these companies. These fluctuations could lower the market price of our common stock regardless of our actual operating performance.

    In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business.

OUR OFFICERS, DIRECTORS, AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS IN WAYS THAT COULD ADVERSELY IMPACT OUR STOCK PRICE.

    As of December 15, 2000, our executive officers, directors, entities affiliated with them and other five percent stockholders, in the aggregate, beneficially owned approximately 46% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors. These actions might be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT MARKET PRICES FOR OUR COMMON STOCK.

    The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering or the perception that these sales could occur. As of December 15, 2000, we had 18,976,441 shares of our common stock outstanding. Of these shares, 4,200,000 shares sold in our initial public offering are freely tradable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act of 1933. All the 14,755,880 remaining shares are subject to 180-day "lock-up" agreements with the underwriters or with us. The underwriter of our initial public offering, Lehman Brothers, in its sole discretion, may release any portion of the securities subject to these lock-up agreements. After the 180-day lock-up period ends on January 16, 2001, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration and, in the case of shares held by affiliates and certain other stockholders, to compliance with applicable volume restrictions. After the lock-up period, pursuant to Rule 144, 12,283,383 of these shares will be immediately subject to sale in the public market without registration subject to volume limitations. The remaining shares held by our existing stockholders will become available for sale pursuant to Rule 144 at varying times following the end of the 180-day period. Stockholders owning 9,193,500 shares are entitled, pursuant to contractual provisions providing for registration rights, to require us to register our securities owned by them for public sale. In addition, as of December 15, 2000, we had 2,980,384 shares issuable under outstanding options and warrants, 625,729 of which were exercisable.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

    Provisions of our Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

    - establishing a classified board of directors requiring that not all members of the board may be elected at one time;

    - providing that directors may only be removed "for cause" and only with the approval of 66 2/3% of our stockholders;

    - authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

    - limiting the ability of our stockholders to call special meetings of stockholders;

    - prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

    -   eliminating cumulative voting in the election of directors; and

    - establishing advance notice requirements for nominations, election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

    In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay, or prevent a change in control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled "Risk Factors".

Foreign Currency Exchange Rate Risk

To date, all of our recognized revenue has been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenue may increasingly be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to fluctuations based upon changes in the exchange rates of various currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

    As of September 30, 2000, we had cash and highly liquid short-term investments totaling $67.7 million. Declines of interest rates will reduce our interest income from our short-term investments. Based upon our balance of cash and short-term investments at September 30, 2000, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by $338,500. As of September 30, 2000, we did not have any short-term or long-term debt outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our financial statements and the report of the independent auditors appear beginning on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this annual report, in that we will file our Proxy Statement for our Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 will be set forth in our Proxy Statement for our March 2001 Annual Meeting of Stockholders, under the captions Proposal No. 1 -- Election of Directors," "Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 will be set forth in our Proxy Statement for our March 2001 Annual Meeting of Stockholders, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 will be set forth in our Proxy Statement for our March 2001 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 will be set forth in our Proxy Statement for our March 2001 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

            (1) Consolidated Financial Statements and Report of KPMG LLP, which are set forth in the consolidated index to Consolidated Financial Statements on page F-1

            (2) Financial Statement Schedule is set forth in the Index to
                Consolidated Financial Statements on page F-1

            (3) Exhibits:

        Exhibits submitted with this annual report and those incorporated by reference to other filings are listed below.


      EXHIBIT
       NUMBER                                  EXHIBIT TITLE
      -------                                  -------------
        2.01         Agreement and Plan of Merger between Talarian Corporation, a California corporation, and Registrant. (1)

        2.02         Asset Purchase Agreement dated September 30, 1999 between
                     Registrant and GlobalCast Communications, Inc., a
                     California corporation. (1)

        2.03         Agreement and Plan of Merger dated March 7, 2000 between
                     Registrant and WhiteBarn, Inc., an Illinois corporation.
                     (1)

        3.01         Registrant's Predecessor's Amended and Restated Articles of
                     Incorporation as filed February 4, 2000 with the Secretary of State of California. (1)

        3.02         Registrant's Predecessor's Bylaws as adopted March 28,
                     1991. (1)

        3.03         Registrant's First Amended and Restated Certificate of
                     Incorporation as filed May 26, 2000 with the Secretary of State of Delaware. (1)

        3.05         Registrant's Bylaws as adopted April 3, 2000. (1)

        3.06         Registrant's Certificate of Designation of preferred stock as filed May 31, 2000 with the Delaware Secretary of State.
                     (1)

        3.08         Registrant's Predecessor's Certificate of Amendment of
                     Articles of Incorporation as filed May 23, 2000. (1)

        3.09 Registrant's Certificate of Retirement of preferred stock as filed with the Delaware Secretary of State on July 26, 2000. (2)

        3.10         Registrant's Second Amended and Restated Certificate of
                     Incorporation, as filed July 26, 2000 with the Delaware
                     Secretary of State. (2)

        4.01         Specimen Common Stock Certificate. (1)

        4.02         Amended and Restated Investors Rights Agreement dated
                     February 3, 2000, as amended March 10, 2000 between
                     Registrant and certain stockholders and warrant holders named therein. (1)

        10.01        Form of Indemnity Agreement. (1)

        10.02        Registrant's 1991 Stock Option Plan and related documents.
                     (1)*

        10.03 Registrant's 1998 Equity Incentive Plan and related documents. (1)*

        10.04 Registrant's 2000 Employee Stock Purchase Plan and related documents. (1)*

        10.05 Registrant's 2000 Equity Incentive Plan and related documents. (1)*

        10.06        WhiteBarn, Inc. Stock Option Plan and related document.
                     (1)*

        10.07 WhiteBarn, Inc. 2000 Equity Incentive Plan and related document. (1)*

        10.09        Agreement dated March 13, 2000 between Registrant and
                     Certain WhiteBarn Shareholders. (1)

        10.10 Form of Option Acceleration Agreement between Registrant and each executive officer. (1)*

        10.13        License Agreement dated July 25, 1997 between Lucent
                     Technologies Inc., a Delaware corporation, and Registrant as successor to GlobalCast Communications, Inc., a California corporation, as amended by Amendment No. 1 effective January 28, 1998 and letter dated September 3,
                     1999. (1) +

        10.15 Standard Inbound License Agreement (Product Source Code) dated September 30, 1999 between Registrant and

      EXHIBIT
       NUMBER                                  EXHIBIT TITLE
      -------                                  -------------
                     Novell, Inc., a Delaware corporation as amended by
                     Amendment No. 1 dated June 26, 2000. (1) +

        10.18        Commitment Agreement dated March 13, 2000 between the
                     Registrant, Mark Mahowald and Wagner & Associates, P.C. (1)

        10.19        Agreement dated February 3, 2000 between Registrant and
                     Nortel Networks Inc, as amended May 31, 2000. (1)+

        10.20        Form of Registrant's Software License and Distribution
                     Agreement. (1)

        10.21        Form of lock-up agreement with the underwriters. (1)

        10.22        Lease dated March 7, 2000 between Registrant and GVE Distel
                     Associates. (1)

        10.23 Settlement and License Agreement dated February 1, 1989 between the Registrant and Lockheed Missiles and Space
                     Company. (1)

        10.24        Amended and Restated Loan and Security Agreement dated
                     August 6, 1998 between the Registrant and Silicon Valley
                     Bank, as amended February 22, 2000. (1)

        10.25        Lease dated April 15, 2000 between Registrant and TJR
                     Management Co. (1)

        10.26 Value Added Reseller Agreement dated December 17, 1993 between Registrant and Northern Telecom Limited, as amended
                     September 30, 1997. (1)

        16.01        Letter from former independent auditors. (1)

        21.01        Subsidiaries of the Registrant. (1)

        23.01        Consent of KPMG LLP, independent auditors.

        27.01        Financial Data Schedule.


(1) Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-96494), which was declared effective by the Securities and Exchange Commission on July 20, 2000.

(2) Incorporated by reference to the exhibit with the same number to our Quarterly Report on Form 10-Q (File No. 000-31011) for the period ending June 30, 2000, filed with the Securities and Exchange Commission on September 1, 2000.

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

+ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.


        (b)     Reports on Form 8-K.

                No such reports were filed in the quarter ended September 30, 2000.

        (c)     Exhibits -- See (b) above.

TALARIAN CORPORATION AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                                           PAGE
                                                                                           ----
         Independent Auditors' Report ..............................................       F-2

         Consolidated Balance Sheets as of September 30, 2000 and 1999 .............       F-3
         Consolidated Statements of Operations for the Fiscal
             Years ended September 30, 2000, 1999 and 1998 .........................       F-4
         Consolidated Statements of Stockholders' Equity (Deficit) for the
             Fiscal Years ended September 30, 2000, 1999 and 1998 ..................       F-5
         Consolidated Statements of Cash Flows for the Fiscal
             Years ended September 30, 2000, 1999 and 1998 .........................       F-6
         Notes to Consolidated Financial Statements ................................       F-7
         Schedule II -- Valuation and Qualifying Accounts ..........................       S-1

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Talarian Corporation:

    We have audited the accompanying consolidated balance sheets of Talarian Corporation and subsidiary (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talarian Corporation and subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            /s/ KPMG LLP


Mountain View, California
October 31, 2000, except as to Note 10
which is as of December 22, 2000

                       TALARIAN CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                              SEPTEMBER 30,
                                                                                       --------------------------
                                                                                         2000             1999
                                                                                       ---------        ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................       $  35,144        $   1,820
  Short-term investments .......................................................          32,594               --
  Accounts receivable, net of allowance for doubtful accounts of $245 as
    of September 30, 2000 and 1999 .............................................           2,873            2,396
  Prepaid expenses and other current assets ....................................           1,011              266
                                                                                       ---------        ---------
    Total current assets .......................................................          71,622            4,482

Property and equipment, net ....................................................           1,345              592
Goodwill and other intangible assets, net ......................................           5,577            2,920
Other assets ...................................................................              62               --
                                                                                       ---------        ---------
    Total assets ...............................................................       $  78,606        $   7,994
                                                                                       =========        =========
               LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank borrowings and current portion of debt ..................................       $      --        $   1,213
  Accounts payable .............................................................             730              199
  Accrued payroll and related expenses .........................................           1,287              718
  Other accrued expenses .......................................................           1,471              444
  Current portion of deferred revenue ..........................................           3,078            3,148
                                                                                       ---------        ---------
    Total current liabilities ..................................................           6,566            5,722
Debt, less current portion .....................................................              --               83
Deferred revenue, less current portion .........................................           1,401            1,833
                                                                                       ---------        ---------
    Total liabilities ..........................................................           7,967            7,638
                                                                                       ---------        ---------
Commitments
Redeemable convertible preferred stock, $0.001 par value; nil and
   8,449,915 shares authorized as of September 30, 2000 and 1999, respectively;
   nil and 7,181,441 shares issued and outstanding as of September 30, 2000 and
   1999, respectively; aggregate liquidation preference of nil and $8,760,162 as
   of September 30, 2000 and 1999, respectively; ...............................              --            8,644
                                                                                       ---------        ---------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 5,000,000 and nil shares authorized as of September 30, 2000 and 1999, respectively;  nil issued or
    outstanding; ...............................................................              --               --
  Common stock, $0.001 par value; 50,000,000 and 15,000,000 shares authorized as of September 30, 2000 and 1999, respectively; 18,986,596 and 3,809,888 shares issued and outstanding as of September 30, 2000 and 1999,
    respectively ...............................................................              19                4
  Additional paid-in capital ...................................................         107,495            8,165
  Treasury stock, 108,557 and nil shares as of September 30, 2000 and
    1999, respectively .........................................................             (57)              --
  Deferred stock compensation ..................................................         (11,886)          (3,436)
  Note receivable from stockholders ............................................            (100)              --
  Accumulated deficit ..........................................................         (24,832)         (13,021)
                                                                                       ---------        ---------
    Total stockholders' equity (deficit) .......................................          70,639           (8,288)
                                                                                       ---------        ---------
    Total liabilities, redeemable convertible preferred stock and stockholders'
      equity (deficit) .........................................................       $  78,606        $   7,994
                                                                                       =========        =========


          See accompanying notes to consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                              2000            1999            1998
                                                                            --------        --------        --------
Revenue:
  Licenses ..........................................................       $ 10,553        $  5,912        $  5,100
  Maintenance .......................................................          3,094           2,488           1,873
  Professional services .............................................          2,204             640             540
                                                                            --------        --------        --------
     Total revenue ..................................................         15,851           9,040           7,513
                                                                            --------        --------        --------
Cost of revenue:
  Licenses ..........................................................            240             164              59
  Maintenance .......................................................            864             595             577
  Professional services .............................................          1,228             358             429
  Amortization of deferred stock compensation .......................          1,072              51              --
                                                                            --------        --------        --------
     Total cost of revenue ..........................................          3,404           1,168           1,065
                                                                            --------        --------        --------
     Gross profit ...................................................         12,447           7,872           6,448
                                                                            --------        --------        --------
Operating expenses:
  Sales and marketing ...............................................          9,219           5,321           4,237
  Research and development ..........................................          5,733           3,214           2,363
  General and administrative ........................................          2,343           1,657           1,566
  Amortization of deferred stock compensation:
     Sales and marketing ............................................          3,136             365              --
     Research and development .......................................          3,069             303              --
     General and administrative .....................................          3,177             234              --
  Acquired in-process research and development ......................             --             300              --
  Amortization of goodwill and intangible assets ....................          1,769              --              --
                                                                            --------        --------        --------
     Total operating expenses .......................................         28,446          11,394           8,166
                                                                            --------        --------        --------
     Loss from operations ...........................................        (15,999)         (3,522)         (1,718)
Interest expense and other, net .....................................           (959)             17              10
                                                                            --------        --------        --------
     Net loss .......................................................        (15,040)         (3,539)         (1,728)
Preferred stock dividends ...........................................         (6,536)           (498)           (497)
                                                                            --------        --------        --------
Net loss attributable to common stockholders ........................       $(21,576)       $ (4,037)       $ (2,225)
                                                                            ========        ========        ========
Basic and diluted net loss per share attributable to common
   stockholders .....................................................       $  (3.08)       $  (1.30)       $  (0.80)
                                                                            ========        ========        ========
Shares used in computing basic and diluted net loss per
   share attributable to common stockholders ........................          7,005           3,099           2,781
                                                                            ========        ========        ========


          See accompanying notes to consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                        COMMON STOCK               ADDITIONAL                       DEFERRED
                                                 -----------------------------      PAID-IN        TREASURY           STOCK
                                                    SHARES           AMOUNT         CAPITAL          STOCK         COMPENSATION
                                                 ------------     ------------    ------------    ------------     ------------
BALANCES, SEPTEMBER 30, 1997 ................    $  2,711,286        $ 3             $     85        $ --          $         --
Issuance of common stock in connection
  with stock option exercises ...............         191,051         --                   19          --                    --
Accretion for dividends on redeemable
  preferred stock ...........................              --         --                   --          --                    --
Net loss ....................................              --         --                   --          --                    --
                                                 ------------        ---             --------        ----          ------------
BALANCES, SEPTEMBER 30, 1998 ................       2,902,337          3                  104          --                    --
Issuance of common stock for acquisition
   of GlobalCast ............................         605,000          1                3,629          --                    --
Issuance of common stock in connection
  with stock option exercises ...............         302,551         --                   43          --                    --
Accretion for dividends on redeemable
  preferred stock ...........................              --         --                   --          --                    --
Deferred stock compensation related to
  stock option grants .......................              --         --                4,351          --                (4,351)
Amortization of deferred stock ..............              --         --                   --          --                   915
   compensation
Nonemployee stock compensation ..............              --         --                   38          --                    --
Net loss ....................................              --         --                   --          --                    --
                                                 ------------        ---             --------        ----          ------------
BALANCES, SEPTEMBER 30, 1999 ................       3,809,888          4                8,165          --                (3,436)
Issuance of common stock in connection
  with stock option exercises ...............       1,892,953          2                  724          --                    --
Issuance of common stock in connection
  with cashless exercise of warrants ........          16,447         --                   --          --                    --
Issuance of common stock in connection
  with initial public offering, net .........       4,200,000          4               59,990          --                    --
Issuance of common stock in connection
  with conversion of preferred stock ........       8,827,650          9               15,337          --                    --
Beneficial conversion feature on issuance
   of Series D preferred stock ..............              --         --                   --          --                    --
Accretion for dividends on redeemable
  preferred stock to date of conversion .....              --         --                   --          --                    --
Issuance of common stock for acquisition ....              --
  of WhiteBarn ..............................         348,215         --                4,179          --                  (713)
Issuance of stock options for acquisition
  of WhiteBarn ..............................              --         --                  746          --                    --
Nonemployee stock compensation ..............              --         --                  515          --                    --
Issuance of options in connection with
   office lease .............................              --         --                  163          --                    --
Deferred stock compensation related to
  stock option grants .......................              --         --               17,676          --               (17,676)
Amortization of deferred stock
  compensation ..............................              --         --                   --          --                 9,939
Repurchase of common stock ..................        (108,557)        --                   --         (57)                   --
Net loss ....................................              --         --                   --          --                    --
                                                 ------------        ---             --------        ----          ------------
BALANCES, SEPTEMBER 30, 2000 ................      18,986,596        $19             $107,495        $(57)         $    (11,886)
                                                 ============        ===             ========        ====          ============



                                                    NOTE                              TOTAL
                                                 RECEIVABLE                        STOCKHOLDERS'
                                                    FROM          ACCUMULATED         EQUITY
                                                 STOCKHOLDERS       DEFICIT          (DEFICIT)
                                                 ------------     ------------     -------------
BALANCES, SEPTEMBER 30, 1997 ................    $         --     $     (6,759)    $     (6,671)
Issuance of common stock in connection
  with stock option exercises ...............              --               --               19
Accretion for dividends on redeemable
  preferred stock ...........................              --             (497)            (497)
Net loss ....................................              --           (1,728)          (1,728)
                                                 ------------     ------------     ------------
BALANCES, SEPTEMBER 30, 1998 ................              --           (8,984)          (8,877)
Issuance of common stock for acquisition
   of GlobalCast ............................              --               --            3,630
Issuance of common stock in connection
  with stock option exercises ...............              --               --               43
Accretion for dividends on redeemable
  preferred stock ...........................              --             (498)            (498)
Deferred stock compensation related to
  stock option grants .......................              --               --               --
Amortization of deferred stock ..............              --               --              915
   compensation
Nonemployee stock compensation ..............              --               --               38
Net loss ....................................              --           (3,539)          (3,539)
                                                 ------------     ------------     ------------
BALANCES, SEPTEMBER 30, 1999 ................              --          (13,021)          (8,288)
Issuance of common stock in connection
  with stock option exercises ...............            (100)              --              626
Issuance of common stock in connection
  with cashless exercise of warrants ........              --               --               --
Issuance of common stock in connection
  with initial public offering, net .........              --               --           59,994
Issuance of common stock in connection
  with conversion of preferred stock ........              --            9,765           25,111
Beneficial conversion feature on issuance
   of Series D preferred stock ..............              --           (5,719)          (5,719)
Accretion for dividends on redeemable
  preferred stock to date of conversion .....              --             (817)            (817)
Issuance of common stock for acquisition ....
  of WhiteBarn ..............................              --                             3,466
Issuance of stock options for acquisition
  of WhiteBarn ..............................              --               --              746
Nonemployee stock compensation ..............              --               --              515
Issuance of options in connection with
   office lease .............................              --               --              163
Deferred stock compensation related to
  stock option grants .......................              --               --               --
Amortization of deferred stock
  compensation ..............................              --               --            9,939
Repurchase of common stock ..................              --               --              (57)
Net loss ....................................              --          (15,040)         (15,040)
                                                 ------------     ------------     ------------
BALANCES, SEPTEMBER 30, 2000 ................    $       (100)    $    (24,832)    $     70,639
                                                 ============     ============     ============


          See accompanying notes to consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                2000          1999          1998
                                                                              --------      --------      --------
Cash flows from operating activities:
  Net loss ..............................................................     $(15,040)     $ (3,539)     $ (1,728)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization .......................................          467           455           294
    Acquired in-process research and development ........................           --           300            --
    Amortization of goodwill and other intangible assets ................        1,769            --            --
    Amortization of deferred stock compensation .........................        9,939           915            --
    Non-employee stock compensation .....................................          515            38            --
    Changes in assets and liabilities:
      Accounts receivable ...............................................         (183)       (1,654)          867
      Prepaid expenses and other assets .................................         (455)           66           (10)
      Accounts payable ..................................................          524            97            41
      Accrued payroll and related expenses ..............................          569            75           342
      Other accrued expenses ............................................        1,026          (164)          266
      Deferred revenue ..................................................         (502)        1,251         2,676
                                                                              --------      --------      --------
         Net cash (used in) provided by operating activities ............       (1,371)       (2,160)        2,748
                                                                              --------      --------      --------
Cash flows from investing activities:
  Purchases of short-term investments ...................................      (34,244)           --            --
  Proceeds from sales of short-term investments .........................        1,650            --            --
  Purchase of property and equipment ....................................       (1,198)         (341)         (486)
  Cash acquired as part of GlobalCast acquisition .......................           --           400            --
  Acquisition of WhiteBarn, net of cash .................................         (713)           --            --
                                                                              --------      --------      --------
         Net cash (used in) provided by investing activities ............      (34,505)           59          (486)
                                                                              --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ................................       60,620            43            19
  Repurchase of common stock ............................................          (57)           --            --
  Proceeds from debt ....................................................           --         1,353           336
  Proceeds from issuance of preferred stock, net ........................        9,934            --            --
  Payments on debt ......................................................       (1,297)         (679)         (310)
  Principal payments on capital lease obligations .......................           --            --            (4)
                                                                              --------      --------      --------
         Net cash provided by financing activities ......................       69,200           717            41
                                                                              --------      --------      --------
Net increase (decrease) in cash and cash equivalents ....................       33,324        (1,384)        2,303
Cash and cash equivalents at beginning of year ..........................        1,820         3,204           901
                                                                              --------      --------      --------
Cash and cash equivalents at end of year ................................     $ 35,144      $  1,820      $  3,204
                                                                              ========      ========      ========
Supplemental disclosures of cash flow information
  Cash paid during the year:
    Interest ............................................................     $     87      $    108      $     49
                                                                              ========      ========      ========
  Noncash financing and investing activities:
    Accretion for dividends on redeemable preferred stock ...............     $    817      $    498      $    497
                                                                              ========      ========      ========
    Common stock and vested options issued for acquisition ..............     $  4,212      $  3,630      $     --
                                                                              ========      ========      ========
    Deferred stock compensation .........................................     $ 18,389      $  4,351      $     --
                                                                              ========      ========      ========
    Common stock issued in exchange for notes receivable ................     $    100      $     --      $     --
                                                                              ========      ========      ========
    Beneficial conversion feature on redeemable preferred stock .........     $  5,719      $     --      $     --
                                                                              ========      ========      ========
    Conversion of redeemable preferred stock ............................     $ 25,111      $     --      $     --
                                                                              ========      ========      ========


          See accompanying notes to consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000, 1999 AND 1998


(1) NATURE OF OPERATIONS

    Talarian Corporation (the Company) is a supplier of infrastructure software that enables businesses to exchange information reliably and securely in real time, both internally and with their partners, suppliers, and customers. The Company's products and services allow software applications to communicate across local or wide area networks, including private networks and the Internet. The benefits of the Company's proprietary product SmartSockets are reduced development effort, time to market and maintenance costs. The Company markets and sells its software primarily through its direct sales organization, value-added resellers, and OEMs in North America, the United Kingdom and Japan, and through distributors internationally outside of the United Kingdom and Japan.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Talarian Limited. All intercompany transactions and balances have been eliminated in consolidation.

(b) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. As of September 30, 2000, cash equivalents consisted of money market accounts. As of September 30, 1999, cash equivalents consisted principally of money market accounts and commercial paper.

(d) ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair market value, which approximates amortized cost. Any unrealized gains or losses are recorded as a component of other comprehensive income (loss). As of September 30, 2000, all investments were considered available-for-sale securities and consisted of the following (in thousand):

                                                           UNREALIZED    ESTIMATED
                                                COST       GAIN/(LOSS)   FAIR VALUE
                                               -------     -----------   ----------
     Cash ..............................       $    62            --       $    62
     Money market funds ................         2,353            --         2,353
     Commercial paper ..................        47,282            --        47,282
     Municipal Bonds ...................        12,350            --        12,350
     US government obligations .........         5,691            --         5,691
                                               -------       -------       -------
                                               $67,738            --       $67,738
                                               =======       =======       =======

    As of September 30, 2000, all of these investments had contractual maturities within one year. These investments were classified on the consolidated balance sheet as follows (in thousands):

     Cash and cash equivalents .........       $35,144
     Short-term investments ............        32,594
                                               -------
                                               $67,738
                                               =======

    As of September 30, 1999, all investments were considered available-for-sale securities and consisted of the following (in thousand):


                                                        UNREALIZED       ESTIMATED
                                           COST         GAIN/(LOSS)      FAIR VALUE
                                          ------        -----------      ----------
     Cash .......................         $  483             --            $  483
     Money market funds .........             23             --                23
     Commercial paper ...........          1,314             --             1,314
                                          ------                           ------
                                          $1,820             --            $1,820
                                          ======                           ======

    As of September 30, 1999, all of these investments had contractual maturities within one year. These investments were classified on the consolidated balance sheet as follows (in thousands):

     Cash and cash equivalents .........         $1,820
     Short-term investments ............             --
                                                 ------
                                                 $1,820
                                                 ======

(e) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of between three and five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.

(f) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets, primarily comprising acquired technology, are being amortized on a straight-line basis over their estimated useful lives ranging from two to four years.

(g) IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(h) REVENUE RECOGNITION

    The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.

The Company licenses its products to end-user customers, original equipment manufacturers (OEMs) and value-added resellers (VARs). Software license revenue is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. The Company has established sufficient vendor-specific objective evidence to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support, or both. However, the entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless the Company has sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require the Company to deliver unspecified additional products or in arrangements in which the Company grants a time-based license, bundled with post contract support, for a period of one year or less are deferred and recognized ratably over the term of the contract. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed. Contract software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable royalty fees received by the Company from OEM customers are recognized as long as all other conditions of SOP 97-2, as amended, have been satisfied.

    Professional services revenue consists of fees for services including integration of software, application development, training and software installation. The Company bills professional services fees either on a time and materials basis or on a fixed-price schedule. The Company generally recognizes professional services fees as the services are performed. Our customers typically purchase maintenance agreements annually, and we price maintenance based on a percentage of the product license fee. The Company recognizes revenue from maintenance and support agreements ratably over the term of the agreements, which is typically one year.

(i) COST OF REVENUE

    Cost of professional services revenue includes salaries and related expenses for consulting services, implementation and training services, costs of contracting with third parties to provide consulting services to customers and an allocation of our facilities, communications and depreciation expenses and attributable stock compensation cost. Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, and the cost of production media used to deliver our products. Cost of maintenance revenue primarily represents salaries and related expenses for technical support operations.

(j) SOFTWARE DEVELOPMENT COSTS

    Costs related to research, design and development of products are charged to research and development expenses as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release of these products have coincided. As a result, the Company has not capitalized any software development costs since these costs have not been significant.

    The Company has adopted the Emerging Issues Task Force (the "EITF") published their consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company's adoption of Issue No. 00-2 in its fourth quarter of fiscal 2000 did not have a material impact on its financial statements, cash flows or results of operations.

(k) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

(l) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, and other financial instruments approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt also approximates fair value.

    Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, short-term investments and accounts receivable. At September 30, 2000, cash equivalents consisted of money market accounts. Short-term investments at September 30, 2000 consisted of municipal bonds, commercial paper and government obligations. As of September 30, 1999, the Company's cash and cash equivalents, which consisted of money market accounts and commercial paper with an original maturity of less than three months, were on deposit with a commercial bank. The Company sells its software products to large well-established companies throughout the world, directly and through distributors, and generally does not require collateral on accounts receivable. To date, the Company has had no write-offs of accounts receivable and maintains an allowance for doubtful accounts receivable based upon their expected collectibility.

(m) STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual awards consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation arrangements. See Note 7(g).

    Effective July 1, 2000, the Company has adopted the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25" (FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company's adoption of FIN No. 44 has not had a material impact on its financial statements, cashflows or results of operations.

    For nonemployees, the Company computes the fair value of the stock-based compensation in accordance with SFAS No. 123.

(n) ADVERTISING EXPENSE

    Advertising costs are expensed as incurred. In fiscal 2000, 1999, and 1998, advertising expense was $946,225, $147,252, and $97,485, respectively.

(o) FOREIGN CURRENCY TRANSACTIONS

    The functional currency of the Company's foreign subsidiary is the U.S. dollar. Accordingly, monetary assets and liabilities in this entity are remeasured at exchange rates in effect as of each reporting date. Nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during each such period. Remeasurement adjustments and transaction gains and losses are recognized in the statements of operations in the period of occurrence and have not been significant to date.

(p) COMPREHENSIVE INCOME

    Other comprehensive income refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly in stockholders' equity. For the years ended September 30, 2000, 1999, and 1998, the Company had no items of other comprehensive income (loss) and, accordingly, comprehensive loss is the same as the net loss.

(q) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as-if-converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share attributable to common stockholders for all periods presented because the effect would have been antidilutive.


                                                                                              YEAR ENDED
                                                                                              SEPTEMBER 30,
                                                                                 -------------------------------------
                                                                                    2000          1999          1998
                                                                                 ---------     ---------     ---------
     Shares issuable under stock options ...................................     2,665,573     1,773,604     1,277,676
     Shares of unvested common stock subject to repurchase .................       960,760            --            --
     Shares issuable pursuant to warrants to purchase common stock .........        97,367       162,985       162,985
     Shares of redeemable convertible preferred stock on an
     "as-if-converted" basis ...............................................            --     7,239,827     7,239,827

    The weighted-average exercise price of common stock options outstanding was $3.55, $0.17, and $0.14 for the years ended September 30, 2000, 1999, and 1998, respectively. The weighted-average exercise price of unvested common stock subject to repurchase was $0.42 for the year ended September 30, 2000. The weighted-average exercise price of warrants to purchase shares of convertible preferred stock was $0.67 for the year ended September 30, 2000, and $0.77 for the years ended September 30, 1998, and 1999.

(r) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and intercompany derivatives. In accordance with SFAS No. 137, issued by the FASB in June 1999 and which deferred the implementation of SFAS No. 133, the Company has adopted SFAS No. 133 in the first quarter of fiscal 2001. To date the Company's investments in derivative instruments have not been significant and the Company has not engaged in any hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and has determined that it will not have a material impact on its financial statements, cash flows or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A that delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date of SAB No. 101. The Company must adopt SAB No. 101 no later than the fourth quarter of fiscal 2001. The Company does not anticipate that the adoption of SAB 101 will have a significant impact on the Company's financial statements, cash flows, or results of operations.

(3) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                                                         SEPTEMBER 30,
                                                                       -----------------
                                                                        2000       1999
                                                                       ------     ------
          Computer equipment and software ........................     $3,206     $1,988
          Furniture and equipment ................................        323        322
          Leasehold improvements .................................         34         34
                                                                       ------     ------
                                                                        3,563      2,344
          Less accumulated depreciation and amortization .........      2,218      1,752
                                                                       ------     ------
                                                                       $1,345     $  592
                                                                       ======     ======

(4) ACQUISITIONS

    On March 13, 2000, the Company acquired WhiteBarn, Inc. (WhiteBarn), a privately held company in Chicago, Illinois. WhiteBarn is a software consulting and development company. The Company issued 348,215 shares of its common stock and cash of approximately $581,000 for all outstanding WhiteBarn stock, and issued 71,783 fully vested stock options for all outstanding options of WhiteBarn. An escrow has been established for 59,490 of the issued shares, which will be released contingent upon the continued employment of one of WhiteBarn's officers. The transaction has been accounted for as a purchase. The purchase price of approximately $4,940,000 was allocated $515,000 to acquired net tangible assets and $4,425,000 to intangible assets including goodwill.

    The purchase price represents the 288,725 unescrowed shares of common stock, valued at an assumed fair value of $12.00 per share, the $746,000 fair value of the 71,783 fully vested stock options (computed using the Black-Scholes option pricing model), the cash paid and approximately $150,000 of transaction costs. The fair value of 59,490 escrowed fully vested shares, of $713,000 (computed using the Black Scholes option pricing model) has been recorded as deferred stock compensation and is being amortized on a straight-line basis over two years. The intrinsic value of new unvested options granted to former employees of WhiteBarn, now employed by the Company, of $2,470,000, with exercise prices less than the $12.00 fair value of the Company's common stock on the grant date has been recorded as deferred stock compensation and is being amortized on an accelerated basis in accordance with the provisions of Financial Accounting Standards Board Interpretation 28 over four years.

    The following pro forma financial information for the years ended September 30, 2000 and 1999 presents the combined results of the Company and WhiteBarn as if the acquisition had occurred on October 1, 1998. The pro forma financial information does not necessarily reflect the consolidated results of operations that would have occurred had the Company and WhiteBarn constituted a single entity during these periods (in thousands):


                                                                                  YEAR ENDED
                                                                                 SEPTEMBER 30,
                                                                           ----------------------
                                                                              2000         1999
                                                                           --------      --------
          Revenue ....................................................     $ 16,543      $ 10,474
          Net loss attributable to common stockholders ...............      (22,101)       (6,702)
          Basic and diluted net loss per share attributable
            to common stockholders ...................................     $  (3.08)     $  (1.94)

(5) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

    The Company leases its corporate and sales office facilities under noncancelable operating leases. The corporate office facility lease expires in May 2005. The Illinois facility lease expires in March 2005. The Company also has various sales office facilities with lease terms of one year or less with renewal provisions. Rent expense charged to operations was $797,955, $531,000, and $390,000 for the years ended September 30, 2000, and 1999, and 1998, respectively. Future minimum lease payments under noncancelable operating leases as of September 30, 2000, are as follows (in thousands):



       Year Ending September 30,
          2001 ...........................................     $  952
          2002 ...........................................        829
          2003 ...........................................        856
          2004 ...........................................        885
          2005 ...........................................        571
                                                               ------
          Total minimum lease payments ...................      4,093
                                                               ======

(b) LEGAL ACTIONS

    From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business. The Company is not currently engaged in any material legal proceedings.

(6) BORROWINGS AND DEBT

    As of September 30, 1999, the Company had credit facilities available from a financial institution for working capital and for equipment financing, collateralized by accounts receivable and the other assets of the Company. Under the working capital facility, the Company could borrow up to the lesser of $1,500,000 or 75% of eligible accounts receivable. Borrowings would bear interest at the bank's prime rate plus 1.0% (9.75% at September 30, 1999). Under the facility, which expired on January 3, 2000, the Company had to maintain certain financial ratios and could not have losses exceeding certain quarterly amounts.

    The facility was renegotiated on February 22, 2000 such that the Company may borrow up to $2,000,000 under a credit line with a revolving maturity date of February 22, 2001, at an interest rate of prime plus 0.25%. As part of the renegotiation, the lender agreed to waive any defaults on certain financial covenants under its prior loan agreement during the fiscal year ended September 30, 1999. As of September 30, 2000 and 1999, the Company had no amounts outstanding and $924,000 in borrowings, respectively, under this facility.

    Under the equipment financing facility, the Company has borrowed up to $1,300,000 against eligible equipment during draw-down periods. At the end of a draw-down period, borrowings are repaid in 24 equal monthly installments of principal and interest. Borrowings bear interest at the bank's prime rate plus a percentage ranging from 1.50 -- 2.00% (10.25 -- 10.75% as of September 30,
1999). As of September 30, 2000, the Company has no amounts outstanding under this facility.

(7) STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(a) INITIAL PUBLIC OFFERING

On July 20, 2000, the Company completed an initial public offering (IPO) of 4,200,000 shares of its common stock at a price of $16.00 per share and received net proceeds of approximately $59,994,000.

(b) REINCORPORATION

On July 10, 2000, the Company completed its reincorporation in the State of Delaware. The accompanying financial statements reflect this reincorporation, and the resulting recognition of par value for all periods presented.

(c) COMMON STOCK

    The Company has authorized 50,000,000 shares of common stock. Each share of common stock has voting rights of one vote per share.

(d) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Since inception the Company issued 8,920,970 shares of convertible preferred stock. All outstanding convertible preferred stock automatically converted into Common Stock upon the completion of the Company's initial public offering. Conversion of the Series A, C and D preferred stock was on a 1:1 basis; conversion of the Series B preferred stock was on a 1:1.04204 basis.

    In February 2000, the Company issued 1,571,055 shares of Series D preferred shares on which a beneficial conversion feature arose, due to the difference at the issuance date between the issuance price for the shares ($6.36 per share) and their underlying fair value ($10.00 per share). The beneficial conversion totaling $5,719,000 was recorded in the financial statements as analogous to a preferred stock dividend and accordingly recognized as a component of net loss attributable to common stockholders.

    Following the completion of the Company's Initial Public Offering (IPO), and the automatic conversion of all the Company's preferred shares into common shares, the amounts relating to the beneficial conversion, together with cumulative accrued dividends on the preferred shares totaling $9.8 million were reclassified from retained deficit to additional paid in capital.

(e) STOCK OPTION PLANS

    The number of shares of common stock reserved for issuance under the 1998 Equity Incentive Plan (the Incentive Plan) is 2,800,000. Under the Incentive Plan, the Board of Directors may grant options to selected employees, officers, directors, and consultants of the Company at an exercise price of not less than 100% of the fair market value of the shares on the date of grant, except that nonqualified options may be granted at 85% of this fair market value and option grants to a 10% stockholder will not be less than 110% of this fair market value. Options expire no later than ten years from the date of grant and generally vest ratably over four years. Unexercised options expire 90 days after termination of employment from the Company.

    The number of shares of common stock reserved for issuance under the 1991 Stock Option Plan (the Stock Plan) is 2,050,000. Under the Stock Plan, the Board of Directors may grant either incentive or nonqualified stock options to key employees, consultants, directors and officers to purchase common stock at an exercise price of not less than 100% of the fair market value of the shares on the date of grant, except that nonqualified options may be granted at 85% of this fair market value. Options expire no later than ten years from the date of grant and generally vest ratably over four years. Unexercised options expire 90 days after termination of employment from the Company.

    The Company has the right to repurchase any unvested stock purchased at the original issuance cost upon the termination of the purchaser's employment. The Company's repurchase right lapses ratably over four years. Prior to September 30, 2000, the Company issued 1,279,171 shares that are subject to repurchase. As of September 30, 2000, 56,826 of these shares had been repurchased and 960,760 more shares were subject to repurchase at a weighted-average price of $0.43 per share. Of the restricted shares, 100,000 were issued to an employee of the Company for a full recourse promissory note with an interest rate of 6.45% and term of 5 years.

    In March 2000, the Company's Board of Directors approved, subject to stockholder approval, the 2000 Equity Incentive Plan (the 2000 Plan). The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The number of shares reserved under the 2000 Plan will automatically be increased on January 1 of each year, commencing in 2001, by an amount equal to 5% of the shares outstanding as of the immediately preceding December 31. If not terminated earlier, the 2000 Plan will terminate in March 2010.

    Under the 2000 Plan, the exercise price of all incentive stock options will be at least 100% of the stock's fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock.

    Under the 2000 Plan, options generally will expire after ten years. However, the term of the options must be limited to five years in the case of an incentive stock option granted to an option holder representing more than 10% of the voting power of all classes of stock.

    Options granted under the 2000 Plan generally become exercisable at the rate of 12.5% of the total number of shares subject to the options on the date six months from the grant date, and 2.083% of the total number of shares subject to the options each month thereafter.

    A summary of the status of the Company's options under the Incentive Plan and the Stock Plan is as follows:


                                                  YEAR ENDED                   YEAR ENDED                      YEAR ENDED
                                              SEPTEMBER 30, 2000            SEPTEMBER 30, 1999              SEPTEMBER 30, 1998
                                          -------------------------      -------------------------        -----------------------
                                                           WEIGHTED-                    WEIGHTED-                        WEIGHTED-
                                                            AVERAGE        NUMBER       AVERAGE           NUMBER          AVERAGE
                                           NUMBER          EXERCISE          OF         EXERCISE           OF            EXERCISE
                                          OF SHARES         PRICE          SHARES         PRICE           SHARES          PRICE
                                          ---------      ----------      ---------      ----------        -------      ----------
Outstanding at
  beginning of period ..............      1,773,604      $     0.17      1,277,676      $     0.14        843,875      $     0.12
Granted ............................      2,994,783            3.41      1,080,500            0.20        768,500            0.15
Exercised ..........................     (1,892,953)           0.38       (302,551)           0.14       (191,051)           0.10
Canceled ...........................       (209,861)           1.48       (282,021)           0.16       (143,648)           0.14
Outstanding at end
  of period ........................      2,665,573      $     3.55      1,773,604      $     0.17      1,277,676      $     0.14
                                         ==========                     ==========                    ==========
Options exercisable
  at end of period .................        420,932      $     1.75        554,431      $     0.14        504,771      $     0.12
                                         ==========                     ==========                    ==========
  Weighted-average fair
    value of options
    granted during the
    period with exercise
    prices equal to fair
    value at date of grant .........        186,000      $    12.69                                       768,500      $    0.025
  Weighted-average fair
    value of options
    granted during the
    period with exercise
    prices less than
    fair value at
    date of grant ..................      2,808,783      $     8.51      1,080,500      $     4.10



    The options outstanding and currently exercisable by exercise price at September 30, 2000 were as follows:


                                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                          ---------------------------------------------           -------------------------
                                                              WEIGHTED-
                                                               AVERAGE
                                                              REMAINING       WEIGHTED-                           WEIGHTED-
                                                             CONTRACTUAL       AVERAGE            NUMBER           AVERAGE
                                           NUMBER               LIFE          EXERCISE              OF            EXERCISE
       EXERCISE PRICES                    OF SHARES            (YEARS)          PRICE             SHARES            PRICE
       ---------------                    ---------          -----------      ---------           -------         ---------
       $0.11 to 0.20 ............           243,456              7.52         $    0.18           103,938         $   0.15
         1.00 ...................           800,434              9.21              1.00           149,164             1.00
         2.52 to 3.78 ...........         1,037,600              9.45              3.18           146,685             3.18
         5.00 ...................           226,083              9.68              5.00            21,062             5.00
         9.00 ...................           182,000              9.79              9.00                83             9.00
         13.00 to 16.00 .........           176,000              9.84             14.47                --            --
                                          ---------                                             ---------
       $0.11 to $16.00 ..........         2,665,573              9.27         $    3.55           420,932         $   1.75
                                          =========                                             =========

    As of September 30, 2000, there were 3,597,134 additional shares available for grant under the 2000 Plan.

(f) 2000 EMPLOYEE STOCK PURCHASE PLAN

    In March 2000, the Company's Board of Directors approved, subject to stockholder approval, the 2000 Employee Stock Purchase Plan (the Purchase Plan) and reserved a total of 300,000 shares of common stock for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will automatically increase on January 1 of each year commencing in 2001 by an amount equal to 1% of the total shares outstanding on the immediately preceding December 31.

    Generally, each offering period will be 24 months in length. The Purchase Plan will permit eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's base salary, commissions and bonus. The purchase price will be equal to the lower of 85% of the fair market value of the common stock (i) at the beginning of the applicable offering period or (ii) at the end of the applicable purchase period.

(g) STOCK-BASED COMPENSATION

The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any stock options granted because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for stock options granted from October 1, 1998 to July 20, 2000. With respect to the stock options granted in the period from October 1, 1998 to July 20, 2000, the Company recorded deferred stock compensation of $22.1 million for the difference at the grant or issuance date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of the September 30, 2000 balance of deferred stock compensation for the fiscal years ended 2001, 2002, 2003, and the nine months ended June 30, 2004, is expected to approximate $7,081,000, $3,391,000, $1,291,000, and $123,000, respectively.

    Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss attributable to common stockholders, and basic and diluted net loss per share attributable to common stockholders would have been as follows (in thousands, except per share data):



                                                                             YEAR ENDED SEPTEMBER 30,
                                                                        ----------------------------------
                                                                          2000         1999         1998
                                                                        --------     --------     --------
   Net loss attributable to common stockholders (in thousands):
     As reported ...................................................    $(21,576)    $ (4,037)    $ (2,225)
     Pro forma .....................................................     (22,591)      (4,051)      (2,232)
   Basic and diluted net loss per share attributable to common stockholders:
     As reported ...................................................    $  (3.08)    $  (1.30)    $  (0.80)
     Pro forma .....................................................    $  (3.22)    $  (1.30)    $  (0.80)

    The fair value of each option grant was estimated on the date of grant using the minimum value method prior to the IPO and the Black Scholes Option Pricing model after the IPO with the following assumptions, no dividends and the following risk-free interest rates, expected lives and volatilities:


                                                             YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------------------
                                                  2000                 1999                  1998
                                                ---------             ---------             ---------
   Risk-free interest rate .........                 6.37%                 5.56%                  5.31%
   Expected life ...................            3.6 years             3.5 years             3.5 years
   Volatility ......................                  161%                   --                  --

    The weighted-average expected life was calculated based on the vesting period and the expected exercise behavior. Stock options issued generally vest at a rate of 12.5% upon the six month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. The risk-free interest rate was calculated in accordance with the grant date and expected life.

 (h) WARRANTS

    Prior to 1993, the Company granted warrants to purchase an aggregate of 135,140 and 33,334 shares of Series A and B preferred stock, respectively. The Series A warrants are exercisable at prices of $0.63 and $0.80 per share and all of the Series B warrants are exercisable at $0.90 per share. The Series A and B warrants are immediately exercisable and expire in the years 2000 through 2002. These warrants were issued to a number of individuals and a bank in consideration for the provision of cash advances and a line of credit, respectively, necessary to fund the Company's working capital requirements during the early years following its formation. At the closing of the Company's Initial Public Offering, these warrants became exercisable for common stock. At September 30, 2000, warrants to purchase an aggregate of 80,000 shares of Series A preferred stock and 17,367 shares of Series B preferred stock (as converted) remained outstanding with a weighted average exercise price of $0.67 per share. The Company has reserved 97,367 shares of common stock for issuance upon the exercise and conversion of these warrants. The values of these warrants, computed using the Black-Scholes option pricing model, were not significant.

(8) SEGMENT INFORMATION

    The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, for the year ended September 30, 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

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

    The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom and other European cities. The Company does not measure performance of net revenue by geographical area, and accordingly no analysis has been provided. There were no significant assets maintained by the Company outside the United States for the years ended September 30, 2000, 1999 or 1998.

    Therefore, the Company has determined that it operates in a single operating segment: real-time infrastructure software. Disaggregated information on its products and services is as follows (in thousands):


                                                         YEAR ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                       2000        1999       1998
                                                     -------     -------     -------
               Revenue:
                 Licenses ......................     $10,553     $ 5,912     $ 5,100
                 Maintenance ...................       3,094       2,488       1,873
                 Professional services .........       2,204         640         540
                                                     -------     -------     -------
                    Total revenue ..............     $15,851     $ 9,040     $ 7,513
                                                     =======     =======     =======

    Revenue from sales made to customers in Europe aggregated 15%, 22%, and 13% for the years ended September 30, 2000, 1999 and 1998, respectively, and represent a combination of export sales made from the United States to European customers and sales originated by the United Kingdom sales subsidiary to European customers. The primary geographic locations of customers by country were the United Kingdom, France and Germany.

    One customer accounted for 6%, 12% and 13% of total revenue for the fiscal years ended September 30, 2000, 1999 and 1998, and 6% of accounts receivable outstanding as of September 30, 2000. No other customer accounted for more than 10% of total revenue or accounts receivable for any of the last three fiscal years.

(9) INCOME TAXES

    A reconciliation between the income tax provision computed at the federal statutory rate of 34% and the effective tax rate is as follows (in thousands):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
  Expense (benefit) at federal statutory
     tax rate ......................................      $(5,111)      $(1,127)      $    16
  State income tax, net of federal benefit .........            2             2             1
  Amortization of stock compensation ...............        3,553           253            --
  Amortization of goodwill and intangibles .........          494            --            --
  Other ............................................           18            10            14
  Net operating loss not utilized ..................       (1,057)          868           (26)
                                                          --------       -------       -------
  Total tax provision ..............................      $    13       $     6       $     50
                                                          ========       =======       =======

   As of September 30, 2000 and September 30, 1999, the types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):


                                                                               2000           1999
                                                                             --------       -------
      Deferred tax assets:
        Depreciation ..................................................      $   185       $    33
        Intangibles ...................................................           --           126
        Accrued liabilities ...........................................          336           147
        Allowance for doubtful accounts ...............................           96           103
        Net operating loss carryforwards ..............................        2,773         2,274
        Research and development and other credits ....................          794           677
        Deferred revenue ..............................................          570           770
        Amortization of capitalized deferred research and
          development expenses ........................................           --            --
                                                                             --------       -------
      Gross deferred tax assets .......................................        4,754         4,130
      Valuation allowance .............................................       (4,052)       (4,130)
                                                                             --------       -------
      Total deferred assets ...........................................          702            --
      Deferred tax liabilities - intangibles ..........................         (702)           --
                                                                             --------       -------
      Net deferred tax asset, net of deferred tax liabilities .........      $    --       $    --
                                                                             ========       =======

   Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The change in the valuation allowance for deferred tax assets for the years ended September 30, 2000 and September 30, 1999 was a decrease of $78,000 and an increase of $2,052,000 respectively.

   As of September 30, 2000, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $7,182,000 and $2,425,000, respectively, available to offset income in future years. The federal net operating loss carryforwards expire from 2007 through 2020. The California net operating loss carryforwards expire from 2000 through 2005.

   As of September 30, 2000, the Company had research and experimentation credit carryforwards for federal and California income tax purposes of approximately $482,000 and $302,000 available to reduce future income taxes. The federal research credit carryforwards expire in various years from 2005 through 2020. The California research credit carries forward indefinitely until utilized. In addition, the Company had $7,000 and $4,000 of tax credit carryforwards related to the AMT tax for federal and state purposes, respectively. The federal and state AMT credit carries forward indefinitely until utilized.

   Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.



(10) SUBSEQUENT EVENT

   In December, 2000, the Company entered into a non-cancelable operating lease for additional facilities in Los Altos, CA, which expires in December, 2005.

   Future minimum lease payments under this lease are as follows (in thousands):


      Year Ending September 30,
      2001 .................................      $  976
      2002 .................................       1,015
      2003 .................................       1,056
      2004 .................................       1,098
      2005 .................................       1,142
                                                  ------
      Total minimum lease payments .........      $5,287
                                                  ======

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Altos, State of California, on this 22nd day of December, 2000.



                                 TALARIAN CORPORATION

                                 By: /s/   MICHAEL A. MORGAN
                                     ------------------------------------------
                                                 Michael A. Morgan
                                     Vice President, Finance and Administration
                                              and Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          SIGNATURE                                                    TITLE                                   DATE
          ---------                                                    -----                                   ----
PRINCIPAL EXECUTIVE OFFICER:

       /s/ PAUL A. LARSON                               President and Chief Executive Officer             December 22, 2000
--------------------------------------
           Paul A. Larson


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


      /s/ MICHAEL A. MORGAN                          Vice President, Finance and Administration           December 22, 2000
--------------------------------------
          Michael A. Morgan                                  and Chief Financial Officer


ADDITIONAL DIRECTORS:

          /s/ PAUL D. CALLAHAN                                        Director                            December 22, 2000
--------------------------------------
            Paul D. Callahan

          /s/ DAVID I. CAPLAN                                         Director                            December 22, 2000
--------------------------------------
            David I. Caplan

          /s/ DAVID E. GOLD                                           Director                            December 22, 2000
--------------------------------------
             David E. Gold

           /s/ BRIAN T. HOREY                                         Director                            December 22, 2000
--------------------------------------
             Brian T. Horey

          /s/ THOMAS J. LAFFEY                                        Director                            December 22, 2000
--------------------------------------
            Thomas J. Laffey
                                                                      Director                            December   , 2000
--------------------------------------
            Richard A. Nortz

                       TALARIAN CORPORATION AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                         YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                   2000           1999           1998
                                                 --------       --------       --------
Allowance for doubtful accounts:
Balance, beginning of period .............       $245,000       $185,000       $125,000
Additions charged to expense .............             --         60,000         60,000
Reductions ...............................             --             --             --
Balance, end of period ...................       $245,000       $245,000       $185,000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------                                -------------
2.01         Agreement and Plan of Merger between Talarian Corporation, a
             California corporation, and Registrant. (1)

2.02         Asset Purchase Agreement dated September 30, 1999 between
             Registrant and GlobalCast Communications, Inc., a California corporation. (1)

2.03 Agreement and Plan of Merger dated March 7, 2000 between Registrant and WhiteBarn, Inc., an Illinois corporation. (1)

3.01         Registrant's Predecessor's Amended and Restated Articles of
             Incorporation as filed February 4, 2000 with the Secretary of State of California. (1)

3.02         Registrant's Predecessor's Bylaws as adopted March 28, 1991. (1)

3.03         Registrant's First Amended and Restated Certificate of
             Incorporation as filed May 26, 2000 with the Secretary of State of Delaware. (1)

3.05         Registrant's Bylaws as adopted April 3, 2000. (1)

3.06         Registrant's Certificate of Designation of preferred stock as filed
             May 31, 2000 with the Delaware Secretary of State. (1)

3.08         Registrant's Predecessor's Certificate of Amendment of Articles of
             Incorporation as filed May 23, 2000. (1)

3.09 Registrant's Certificate of Retirement of preferred stock as filed with the Delaware Secretary of State on July 26, 2000. (2)

3.10         Registrant's Second Amended and Restated Certificate of
             Incorporation, as filed July 26, 2000 with the Delaware Secretary of State. (2)

4.01         Specimen Common Stock Certificate. (1)

4.02         Amended and Restated Investors Rights Agreement dated February 3,
             2000, as amended March 10, 2000 between Registrant and certain stockholders and warrant holders named therein. (1)

10.01        Form of Indemnity Agreement. (1)

10.02        Registrant's 1991 Stock Option Plan and related documents. (1)*

10.03        Registrant's 1998 Equity Incentive Plan and related documents. (1)*

10.04 Registrant's 2000 Employee Stock Purchase Plan and related documents. (1)*

10.05        Registrant's 2000 Equity Incentive Plan and related documents. (1)*

10.06        WhiteBarn, Inc. Stock Option Plan and related document. (1)*

10.07        WhiteBarn, Inc. 2000 Equity Incentive Plan and related document.
             (1)*

10.09        Agreement dated March 13, 2000 between Registrant and Certain
             WhiteBarn Shareholders. (1)

10.10 Form of Option Acceleration Agreement between Registrant and each executive officer. (1)*

10.13        License Agreement dated July 25, 1997 between Lucent Technologies
             Inc., a Delaware corporation, and Registrant as successor to GlobalCast Communications, Inc., a California corporation, as amended by Amendment No. 1 effective January 28, 1998 and letter dated September 3, 1999. (1) +

10.15        Standard Inbound License Agreement (Product Source Code) dated
             September 30, 1999 between Registrant and Novell, Inc., a Delaware corporation as amended by Amendment No. 1 dated June 26, 2000. (1)
             +

10.18        Commitment Agreement dated March 13, 2000 between the Registrant,
             Mark Mahowald and Wagner & Associates, P.C. (1)

10.19        Agreement dated February 3, 2000 between Registrant and Nortel
             Networks Inc, as amended May 31, 2000. (1)+

10.20        Form of Registrant's Software License and Distribution Agreement.
             (1)

10.21        Form of lock-up agreement with the underwriters. (1)

10.22        Lease dated March 7, 2000 between Registrant and GVE Distel
             Associates. (1)

10.23        Settlement and License Agreement dated February 1, 1989 between the
             Registrant and Lockheed Missiles and Space Company. (1)

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------                                -------------
10.24        Amended and Restated Loan and Security Agreement dated August 6,
             1998 between the Registrant and Silicon Valley Bank, as amended
             February 22, 2000. (1)

10.25        Lease dated April 15, 2000 between Registrant and TJR Management
             Co. (1)

10.26        Value Added Reseller Agreement dated December 17, 1993 between
             Registrant and Northern Telecom Limited, as amended September 30,
             1997. (1)

16.01        Letter from former independent auditors. (1)

21.01        Subsidiaries of the Registrant. (1)

23.01        Consent of KPMG LLP, independent auditors.

27.01        Financial Data Schedule.


----------

(1) Incorporated by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-96494), which was declared effective by the Securities and Exchange Commission on July 20, 2000.

(2) Incorporated by reference to the exhibit with the same number to our Quarterly Report on Form 10-Q (File No. 000-31011) for the period ending June 30, 2000, filed with the Securities and Exchange Commission on September 1, 2000.

* Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

+ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.