Form 10-Q
period 2000-12-31
TALARIAN CORP
filed 2001-02-14
CIK 857914

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10 - Q


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


      The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of January 24, 2001, was 18,969,149.

                              TALARIAN CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of December 31, 2000 and September 30, 2000

               Condensed Consolidated Statements of Operations -              4
                  Three months ended December 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows -              5
                  Three months ended December 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     25


--------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               26

--------------------------------------------------------------------------------
SIGNATURES                                                                    27
--------------------------------------------------------------------------------

                       TALARIAN CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                     2000             2000
                                                                 ------------     -------------
                      ASSETS
Current assets:
  Cash and cash equivalents                                       $   29,564       $   35,144
  Short-term investments                                              34,185           32,594
  Accounts receivable,  less allowance for doubtful accounts           2,937            2,873
  Prepaid expenses and other                                           1,189            1,011
                                                                  ----------       ----------
      Total current assets                                            67,875           71,622

  Property and equipment, net                                          1,505            1,345
  Goodwill and other intangible assets, net                            4,969            5,577
  Other long-term assets                                                 144               62
                                                                  ----------       ----------
                                                                  $   74,493       $   78,606
                                                                  ==========       ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $      442       $      730
  Accrued payroll and related expenses                                 1,636            1,287
  Other accrued expenses                                               1,455            1,471
  Current portion of deferred revenue                                  2,953            3,078
                                                                  ----------       ----------
      Total current liabilities                                        6,486            6,566

Deferred revenue, less current portion                                 1,479            1,401
                                                                  ----------       ----------
      Total liabilities                                                7,965            7,967
                                                                  ----------       ----------


Stockholders' equity:
  Common stock                                                            19               19
  Additional paid-in capital                                         106,949          107,495
  Treasury stock                                                         (66)             (57)
  Deferred stock compensation                                         (9,222)         (11,886)
  Note receivable from stockholders                                     (100)            (100)
  Accumulated deficit                                                (31,052)         (24,832)
                                                                  ----------       ----------
      Total stockholders' equity                                      66,528           70,639
                                                                  ----------       ----------
                                                                  $   74,493       $   78,606
                                                                  ==========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
Revenue:
  Licenses                                                $  2,022       $  1,829
  Maintenance                                                  839            718
  Professional services                                        556            247
                                                          --------       --------
    Total revenue                                            3,417          2,794

Cost of revenue:
  Licenses                                                      18             60
  Maintenance                                                  370            177
  Professional services                                        236             87
  Amortization of deferred stock compensation                  288             78
                                                          --------       --------
    Total cost of revenue                                      912            402
                                                          --------       --------
    Gross profit                                             2,505          2,392
                                                          --------       --------

Operating expenses:
  Sales and marketing                                        3,473          1,425
  Research and development                                   2,792            824
  General and administrative                                   971            505
  Amortization of deferred stock compensation:
      Sales and marketing                                      810            472
      Research and development                                 723            342
      General and administrative                               468            593
  Amortization of goodwill and intangible assets               608            239
                                                          --------       --------
    Total operating expenses                                 9,845          4,400
                                                          --------       --------
    Loss from operations                                    (7,340)        (2,008)
Interest income (expense) and other, net                     1,118            (25)
                                                          --------       --------
    Net loss                                                (6,222)        (2,033)
Preferred stock dividends                                        -           (124)
                                                          --------       --------
Net loss attributable to common stockholders              $ (6,222)      $ (2,157)
                                                          ========       ========

Basic and diluted net loss per share attributable
  to common stockholders                                  $  (0.34)      $  (0.57)
                                                          ========       ========
Shares used in computing basic and diluted net
  loss per share attributable to common stockholders        18,168          3,813
                                                          ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
Cash flows from operating activities:
  Net loss                                                           $ (6,222)      $ (2,032)
  Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                       189             99
      Amortization of goodwill and other intangible assets                608            239
      Amortization of deferred stock compensation                       2,289          1,485
      Change in allowance for doubtful accounts                            60              -

      Changes in operating assets and liabilities:
         Accounts receivable                                             (124)           665
         Prepaid expenses and other assets                               (260)           (25)
         Accounts payable                                                (288)          (110)
         Accrued payroll and related expenses                             349           (123)
         Other accrued expenses                                          (191)           (24)
         Deferred revenue                                                 (47)           (31)
                                                                     --------       --------
            Net cash (used in) provided by operating activities        (3,637)           193
                                                                     --------       --------

Cash flows from investing activities:
  Purchases of short-term investments                                  (1,591)             -
  Purchases of property and equipment                                    (348)           (17)
                                                                     --------       --------
            Net cash used in investing activities                      (1,939)           (17)
                                                                     --------       --------

Cash flows from financing activities:
  Proceeds from sale of common stock                                        5              1
  Repurchase of common stock                                               (9)             -
  Payments on debt                                                          -            (80)
                                                                     --------       --------
            Net cash used in financing activities                          (4)           (79)
                                                                     --------       --------
Net (decrease) increase in cash and cash equivalents                   (5,580)            97
Cash and cash equivalents at beginning of period                       35,144          1,820
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 29,564       $  1,917
                                                                     ========       ========
Supplemental disclosures of cash flow information:

Cash paid for interest                                                      -             32
                                                                     ========       ========
Accretion for dividends on redeemable preferred stock                       -            124
                                                                     ========       ========
Additional IPO costs accrued                                              175              -
                                                                     ========       ========
Deferred stock compensation on grants of stock options                      -          7,980
                                                                     ========       ========

Deferred stock compensation on stock option cancellations                (301)             -
                                                                     ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all information and footnotes necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of December 31, 2000, and the results of its operations and cash flows for the interim periods ended December 31, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 2000 and 1999 and for each of the years in the three-year period ended September 30, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2000. The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements as of that date.

   The results of operations for the interim periods ended December 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended September 30, 2001.

NOTE 2  COMPREHENSIVE INCOME (LOSS)

   The Company had no material components of other comprehensive income (loss) for any of the periods presented.

NOTE 3 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the FDIC. As of December 31, 2000 and September 30, 2000, cash equivalents consisted of money market accounts.

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


                                                      Three Months Ended
                                                         December 31,
                                                   ------------------------
                                                     2000           1999
                                                   ---------      ---------
Shares issuable under stock options .........        563,820        567,106
Shares of unvested stock
subject to repurchase .......................        732,994              -
Shares issuable pursuant to
warrants to purchase common stock . .........         97,367        114,734
Shares of convertible preferred
stock on an "as if converted" basis .........              -      7,239,829

   The weighted-average exercise price of stock options outstanding was $3.95 and $0.50 for the three months ended December 31, 2000 and 1999, respectively. The weighted-average purchase price of unvested stock subject to repurchase was $0.41 for the three months ended December 31, 2000. The weighted-average exercise price of outstanding warrants to purchase common stock was $0.67 and $0.71 for the three months ended December 31, 2000 and 1999, respectively. In July 2000, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.


NOTE 5  RECENT ACCOUNTING PRONOUNCEMENTS

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

   Pro forma revenue, net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three months ended December 31, 2000 and 1999 with respect to the WhiteBarn acquisition is presented below. The pro forma financial information presents the combined results of operations of the Company and WhiteBarn as if the acquisition had occurred on October 1, 1999 after giving effect to certain adjustments including amortization of goodwill and other intangibles, the elimination of non-recurring items and related income tax effects. The pro forma financial information does not necessarily reflect the consolidated results of operations that would have occurred had the company and WhiteBarn constituted a single entity during these periods (in thousands):

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                               2000        1999
                                                             --------    --------
Revenue.................................................     $ 3,417     $ 3,486

Net loss attributable to common stockholders............      (6,222)     (2,706)

Basic and diluted net loss per share attributable
to common stockholders..................................     $ (0.34)    $ (0.65)

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

   The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom, Germany and Japan. The Company does not measure performance of net revenue by geographical area, and accordingly no analysis has been provided. There were no significant assets maintained by the Company outside the United States for the three months ended December 31, 2000 and 1999. Revenue from sales made to customers outside the United States aggregated 20% and 22% for the three months ended December 31, 2000 and 1999, respectively. Customers were primarily concentrated in the United Kingdom, France and Germany.

   There were no significant customers in the three months ended December 31, 2000. During the three months ended December 31, 1999, there were two significant customers with 12% and 11% of total revenue.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can generally be identified by words such as "may", "might", "should", "expects", "plans", "anticipates", "believes", "estimates", or "predicts", and includes statements relating to the Company's plans to increase the size of its product and services offerings and expand our sales force and operations, and research and development activities, and the Company's expectations regarding future financial results, expense levels, and size of our customer base. These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed under "Factors That May Affect Operating Results", below, and other risks discussed in our filings with the Securities and Exchange Commission. We do not assume any obligation to update any such forward-looking statements.

OVERVIEW

   We develop and market infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably, and securely across virtually any type of network, including the Internet.

   We were incorporated in November 1988. From inception through 1996, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, leveraging our technology developed for mission-critical command and control operations, we refocused our business strategy to provide infrastructure software for applications relying heavily upon the use of real-time, distributed systems. Our operating activities during 1997 and 1998 related primarily to developing our SmartSockets messaging infrastructure product line and directing our sales and marketing efforts to increase market awareness of our SmartSockets product in industries such as finance, telecommunications and computer hardware and services. In 1999, we launched MQexpress (now known as SmartMQ), a message queuing product that provides complementary storage, backup, and audit capabilities to SmartSockets. We also added Internet-related applications and industries, such as business-to-business e-commerce, to our sales and marketing focus and began a concerted effort to market our product to third-party partners such as original equipment manufacturers and value-added resellers. Additionally in 1999, we began incorporating reliable multicast capabilities into our SmartSockets product line.

    As part of our overall multicast initiative, we acquired substantially all of the assets of GlobalCast Communications, Inc. in September 1999, and acquired WhiteBarn, Inc. in March 2000. Later in 2000 we launched a suite of reliable multicast products called SmartMulticast. SmartMulticast includes SmartPGM, our implementation of a real time reliable multicast protocol known as Pragmatic General Multicast (PGM) and SmartTransfer, which simplifies the setup and management of file transfers from a single sender to multiple receivers over an IP multicast and PGM capable network. In 2000 we also launched two products as add-on modules to SmartSockets, SmartSocket SSL, which provides private, secure connections between SmartSockets processes, and RT Gateway, which extends the message functionality of SmartSockets.

   Our revenue consists principally of license fees generated from our SmartSockets and SmartMulticast product lines and, to a lesser extent, revenue from maintenance, support, and professional services related to our product lines. We license our products to end users to deploy in their networks and, to a lesser extent, to software applications providers to embed in their products. For end users, we typically ship products with a shrink-wrap license agreement and recognize revenue from software license fees upon delivery of the software to the customer, provided that the fees are fixed and determinable and that collection is probable. Increasingly, we are entering into signed license agreements with our end-user customers. All of our original equipment manufacturer and value-added reseller customers enter into signed agreements with us. For customers using a signed license agreement, revenue is recognized after delivery of the software to the customer, for a fixed and determinable fee, for which collection is considered probable and we have received the signed agreement. We recognize software license revenue ratably over the term of the license if the license requires us to deliver unspecified additional software products during its term.

   Payments received in advance of revenue recognition are recorded as deferred revenue. As of December 31, 2000, we had $4.4 million of deferred revenue. Of this amount, $1.5 million was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

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

   We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. Recently, we have begun to derive increasing amounts of revenue through indirect channel relationships with distributors, original equipment manufacturers, value-added resellers, and systems integrators. Our third-party relationships have typically been with companies that embed our product within their product, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. During 1998, we expanded our international presence by opening a sales and support office in London, England, augmented by sales offices in Japan and Germany in 2000 and 2001, respectively. Currently, our international revenue is primarily generated through distributors. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals.

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

   In connection with the granting of stock options to our employees through December 31, 2000, we recorded deferred stock compensation totaling approximately $22.1 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. Amortization of the December 31, 2000 balance of deferred stock compensation will result in charges to operations of $4.6 million, $3.3 million, $1.2 million and $119,000 for the nine months ended September 30, 2001, and for fiscal years 2002, 2003, and the nine months ended June 30, 2004.

   We have recorded no provision for federal or state income taxes for any period since our inception as we have incurred losses in each period. As of September 30, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $7.2 million and for California income tax purposes of approximately $2.4 million, available to offset income in future years. The federal net operating loss carryforwards expire from 2007 through 2020. The California net operating loss carryforwards expire from 2001 through 2005.

RESULTS OF OPERATIONS

   The following table sets forth the results of operations for the three months ended December 31, 2000 and 1999 expressed as a percentage of total revenue.

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                     ------------------
                                                      2000        1999
                                                     ------      ------
Revenue:
  Licenses                                              59%         65%
  Maintenance                                           25          26
  Professional services                                 16           9
                                                      ----        ----
    Total revenue                                      100         100

Cost of revenue:
  Licenses                                               1           2
  Maintenance                                           11           6
  Professional services                                  7           3
  Amortization of deferred stock compensation            8           3
                                                      ----        ----
    Total cost of revenue                               27          14
                                                      ----        ----
    Gross profit                                        73          86
                                                      ----        ----

Operating expenses:
  Sales and marketing                                  101          51
  Research and development                              82          30
  General and administrative                            28          18
  Amortization of deferred stock compensation:
      Sales and marketing                               24          17
      Research and development                          21          12
      General and administrative                        14          21
  Amortization of goodwill and intangible assets        18           9
                                                      ----        ----
    Total operating expenses                           288         158
                                                      ----        ----
    Loss from operations                              (215)        (72)
Interest income (expense) and other, net                33          (1)
                                                      ----        ----
    Net loss                                          (182)%       (73)%
                                                      ====        ====

REVENUE

   Total revenue increased by $623,000, or 22%, to $3.4 million for the three months ended December 31, 2000, from $2.8 million for the three months ended December 31, 1999. Licenses and associated maintenance revenue represented 84% of total revenue in the three months ended December 31, 2000 and 91% of total revenue for the three months ended December 31, 1999. The increase in total revenue for the three-month period was due equally to increases in software licenses and associated maintenance revenue, and an increase in professional services revenue. No customers accounted for more than 10% of our total revenue in the three months ended December 31, 2000. Two customers each accounted for more than 10% of our total revenue in the three months ended December 31, 1999. International revenue increased by $57,000, or 10%, to $615,000 for the three months ended December 31, 2000, from $558,000 in the three months ended December 31, 1999. International revenue was 18% and 20% of our total revenue in the three months ended December 31, 2000 and 1999, respectively.

   License. License revenue increased by $193,000, or 11%, to $2.0 million for the three months ended December 31, 2000, from $1.8 million for the three months ended December 31, 1999. The increase in license revenue was due to an increase in the number of SmartMulticast software licenses to new and existing customer, which was offset by a decrease in SmartSocket license revenue. We started shipping our stand-alone SmartMulticast products shortly after the acquisition of WhiteBarn in March 2000. As a percentage of total revenue, license revenue represented 59% and 65% in the three months ended December 31, 2000 and 1999, respectively.

   Maintenance. Maintenance revenue increased by $121,000, or 17%, to $839,000 for the three months ended December 31, 2000, from $718,000 for the three months ended December 31, 1999. The increase in maintenance revenue was due to growth associated with license agreements entered into in earlier periods. As a percentage of total revenue, maintenance revenue represented 25% and 26% in the three months ended December 31, 2000 and 1999, respectively.

   Professional services. Professional services revenue increased by $309,000, or 125%, to $556,000 for the three months ended December 31, 2000, from $247,000 for the three months ended December 31, 1999. Approximately 68% of the increase in professional services revenue in the three months ended December 31, 2000 was a result of new customers obtained through our acquisition of WhiteBarn in March 2000. The remainder of the increase in professional services revenue was attributable to the increased license activity discussed above and an increase in training and architectural services associated with an increase in customer installations. As a percentage of total revenue, professional services revenue represented 16% and 9% in the three months ended December 31, 2000 and 1999, respectively.

COST OF REVENUE

   Cost of revenue increased by $510,000, or 127%, to $912,000 for the three months ended December 31, 2000, from $402,000 for the three months ended December 31, 1999. Approximately 41% of the dollar increase in cost of revenue for the three months ended December 31, 2000, was a result of an increase in amortization of deferred stock compensation for service-related personnel. Approximately 19% of the dollar increase in cost of revenue for the three months ended December 31, 2000, was a result of personnel acquired in our acquisition of WhiteBarn. The remainder of the increase in cost of revenue was attributable to increased costs related to our growing maintenance and professional services departments. As a percentage of total revenue, cost of revenue represented 27% and 14% in the three months ended December 31, 2000 and 1999, respectively. Not including amortization of deferred stock compensation, as a percentage of total revenue, cost of revenue was 18% and 12% in the three months ended December 31, 2000 and 1999, respectively. The increase in cost of revenue as a percentage of total revenue was the result of the increase in costs associated with personnel responsible for delivering the additional professional services revenue, which typically has a lower gross margin than other types of revenue, as well as personnel increases associated with customer support to provide increased support capabilities across a wider cross section of product lines.

   Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. Cost of license revenue decreased by $42,000, or 70%, to $18,000 for the three months ended December 31, 2000, from $60,000 for the three months ended December 31, 1999. The decrease in cost of license revenue was attributable to a decrease in license revenue from royalty-bearing products. We anticipate that the cost of license revenue will increase in absolute dollars and as a percentage of license revenue due to an increasing use of third-party software incorporated into our product line. As a percentage of license revenue, cost of license revenue represented 1% and 3% in the three months ended December 31, 2000 and 1999, respectively.

   Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue increased by $193,000, or 109%, to $370,000 for the three months ended December 31, 2000, from $177,000 for the three months ended December 31, 1999. The increase in cost of maintenance revenue was due to increased personnel hired in order to provide increased support capabilities to our growing installed base of customers across a broader product line. As a percentage of maintenance revenue, cost of maintenance revenue represented 44% and 25% in the three months ended December 31, 2000 and 1999, respectively. We anticipate that our cost of maintenance revenue will continue to grow in absolute dollars as we expect to expand our customer base and provide increasing levels of support for our customers and as we increase the number of products for which we provide support.

   Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation and training services for our customers. Cost of professional services revenue increased by $149,000, or 171%, to $236,000 for the three months ended December 31, 2000, from $87,000 for the three months ended December 31, 1999. Approximately 65% of the dollar increase in cost of professional services revenue for the three months ended December 31, 2000, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in cost of professional services revenue was a result of additional personnel deployed on our professional services engagements. As a percentage of professional services revenue, cost of professional services revenue represented 42% and 35% in the three months ended December 31, 2000 and 1999, respectively. We anticipate that the cost of professional services revenue will continue to increase both in terms of absolute dollars and as a percentage of professional services revenue as we continue to expand our service offerings and increase the overall infrastructure related to our professional services organization.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenue increased by $210,000, to $288,000 for the three months ended December 31, 2000, from $78,000 for the three months ended December 31, 1999.

OPERATING EXPENSES

   Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses increased by $2.0 million, or 144%, to $3.5 million for the three months ended December 31, 2000, from $1.4 million for the three months ended December 31, 1999. The increase in sales and marketing expenses was due to substantial expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs. As a percentage of total revenue, sales and marketing expenses represented 101% and 51% in the three months ended December 31, 2000 and 1999, respectively. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals. Therefore, we expect expenditures in sales and marketing to continue to increase in terms of absolute dollars for the foreseeable future.

   Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred in research and development are expensed as incurred until technological feasibility is established. We believe that under our current engineering processes, the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses increased by $2.0 million, or 239%, to $2.8 million for the three months ended December 31, 2000, from $824,000 for the three months ended December 31, 1999. Approximately 36% of the dollar increase in research and development for the three months ended December 31, 2000, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance, and documentation departments. As a percentage of total revenue, research and development expenses represented 82% and 30% in the three months ended December 31, 2000 and 1999, respectively. We believe that our product development activities are critical to attaining our strategic objectives and expect our investment in research and development to increase in terms of absolute dollars for the foreseeable future.

   General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses and other general corporate expenses. General and administrative expenses increased by $466,000, or 92%, to $971,000 for the three months ended December 31, 2000, from $505,000 for the three months ended December 31, 1999. The increase in general and administrative expenses was due to increased personnel expenses in finance and administration and in information systems as well as increases in professional fees associated with additional requirements of being a public company. As a percentage of total revenue, general and administrative expenses represented 28% and 18% in the three months ended December 31, 2000 and 1999, respectively. We expect general and administrative expenses to increase in terms of absolute dollars for the foreseeable future as we continue to build the necessary corporate infrastructure associated with being a public company.

   Amortization of deferred stock compensation. During the three months ended December 31, 2000, we recorded $2.0 million of amortization of deferred stock compensation in operating expenses, representing $810,000 of additional sales and marketing expenses, $723,000 of additional research and development expenses and $468,000 of additional general and administrative expenses. During the three months ended December 31, 1999, we recorded $1.4 million of amortization of deferred stock compensation.

   Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $608,000 and $239,000 for the three months ended December 31, 2000 and 1999, respectively. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of GlobalCast in September 1999 and WhiteBarn in March 2000.

INTEREST INCOME (EXPENSE) AND OTHER, NET

   Interest income and other, net consists of interest income, net of interest expense, and losses on foreign currency transactions. Interest income and other, net resulted in income of $1.1 million for the three months ended December 31, 2000, compared to expense of $25,000 for the three months ended December 31, 1999. The resulting change was attributable to higher interest income and lower interest expense in the more recent periods following our private equity funding in February 2000 and our initial public offering in July 2000. Our average cash reserves in interest-bearing accounts were thus significantly higher, and the outstanding balance on our line of credit was lower, during the three months ended December 31, 2000 than in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to our initial public offering we funded our operations through private sales of redeemable convertible preferred stock, internal operations, and, to a lesser extent, through our credit facilities. In February 2000, we raised $9.9 million through a private sale of redeemable convertible preferred stock. On July 20, 2000, we completed an initial public offering of 4.2 million shares of our common stock at $16.00 per share. Net proceeds from this offering were $60 million, net of underwriters' commissions and offering expenses.

   Net cash used in operating activities was $3.6 million for the three months ended December 31, 2000. Net cash provided by operating activities was $193,000 for the three months ended December 31, 1999. For the three months ended December 31, 2000, substantially all of net cash used in operating activities was attributable to our net loss of $6.2 million, which included $2.9 million in non-cash charges. For the three months ended December 31, 1999, net cash provided by operating activities was primarily due to a decrease in accounts receivable, partially offset by our net loss, net of non-cash charges, and decreases in accounts payable and accrued compensation.

   Net cash used in investing activities was $1.9 million and $17,000 for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000, net cash used in investing activities was primarily related to the purchase of short-term securities, and, to a lesser extent, the acquisition of property and equipment. For the three months ended December 31, 1999, net cash used in investing activities was related to the purchase of property and equipment. We expect that capital expenditures will continue to increase to the extent we continue to increase the number of people we employ and expand our operations.

   Net cash used in financing activities was $4,000 and $79,000 for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000, net cash used in financing activities was primarily attributable to the repurchase of common stock. For the three months ended December 31, 1999, net cash used in financing activities was attributable to payments against long-term debt.

   As of December 31, 2000, we had approximately $63.7 million in cash, cash equivalents, and short-term investments, and working capital of $61.3 million. Our commitments consist primarily of amounts due under our operating leases. As of that date, we also had a line of credit under which we could borrow up to $2.0 million with a revolving maturity date of February 22, 2001, at an interest rate of prime plus 0.25%. Any borrowing will be collateralized by accounts receivable and other assets of ours. We have no borrowings under this line of credit and are in compliance with all required financial ratios and covenants. We expect to renew our line of credit in February under substantially the same terms. We have no material commitments for capital expenditures; however, we expect that both capital expenditures and operating lease commitments will increase as we expand our operations and personnel worldwide. For the next twelve months, we expect our capital expenditures to be approximately $3.5 million. We anticipate material increases in operating expenses, particularly sales and marketing and research and development expenses, in order to execute on our business plan and strategic objectives. Additionally, we may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

   We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $1.7 million in fiscal 1998, $3.5 million in fiscal 1999, and $15.0 million in fiscal 2000. As of December 31, 2000, we had an accumulated deficit of approximately $31.1 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. We intend to significantly increase our future product development, sales and marketing, and administrative expenses. Accordingly, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

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

   Prior to 1997, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, we re-focused our business strategy on providing infrastructure software for applications relying heavily upon the use of real-time, distributed systems. In addition, through our acquisition of substantially all the assets of GlobalCast Communications, Inc. in 1999 and our acquisition of WhiteBarn, Inc. in 2000, we added reliable multicast capabilities to our product line. We also expanded our business strategy in 1999 to include providing software infrastructure products to the market for Internet-related applications. We have recently placed increased focus on our SmartMulticast related line of products. If our current business strategy is not successful, our revenue is unlikely to grow significantly, if at all.

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

   Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our license revenue for a given quarter has often been derived from fewer than ten customers. For example, in the quarter ended December 31, 2000, 11 customers represented more than 50% of our revenue. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

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

THE REAL-TIME INFRASTRUCTURE SOFTWARE PRODUCTS MARKET IS IN AN EARLY STAGE OF DEVELOPMENT, AND THESE PRODUCTS, INCLUDING OUR SMARTSOCKETS AND SMARTMULTICAST SOFTWARE AND RELATED PRODUCTS, MAY NOT ACHIEVE MARKET ACCEPTANCE.

   The market for real-time infrastructure software products is relatively new and rapidly evolving, and there are a variety of infrastructure methods available. We do not know if customers in our target markets will widely adopt and deploy real-time infrastructure software products such as our SmartSockets and SmartMulticast software and related products. If real-time infrastructure software products are not widely adopted by customers in our target markets, our revenue will not increase substantially, if at all.

THE SUBSTANTIAL EXPENDITURES REQUIRED TO EDUCATE PROSPECTIVE CUSTOMERS AND DEVELOP MARKET ACCEPTANCE FOR OUR PRODUCTS MAY NEVER BE OFFSET BY FUTURE REVENUE.

   Due to the evolving nature of our market, we may have to devote substantial resources to educate prospective customers about the benefits of infrastructure software in general and our SmartSockets and SmartMulticast software and related products in particular. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and may incur significant costs in switching to third-party products such as ours. Our target customers may not choose our products for technical, cost, support, or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, these substantial expenditures may not be offset by incremental revenue.

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

FAILURE TO DEVELOP AND MAINTAIN KEY STRATEGIC RELATIONSHIPS COULD CAUSE US TO LOSE MARKET OPPORTUNITIES AND LIMIT OUR GROWTH.

   We believe that our success in penetrating our target markets depends in part upon our ability to develop and maintain strategic relationships with key original equipment manufacturers, systems integrators, distributors, and independent software vendors. Relationships with these parties are also important because they often influence a customer's decision on which infrastructure software will be used for a project. We believe these relationships will introduce our products to potential customers and provide us with insights into new technologies to which we may not otherwise have access. For example, a system integrator that is responsible for reengineering a network may be heavily involved in analyzing and ultimately selecting the infrastructure software to be used in the network. To date, we have informal working relationships with several system integrators, and formal agreements with only a limited number of system integrators. Some of our competitors have developed more strategic relationships than we have. We cannot be certain that we will be able to establish relationships with additional companies on a timely basis, or at all, or that these companies will devote adequate resources to embedding, promoting or selling our products. Potential conflicts between our direct sales force and third-party reselling efforts could also limit our ability to develop additional key strategic relationships. If we fail to develop these strategic relationships, or if any of our current relationships with these types of organizations is terminated, we might lose important revenue opportunities and our growth might be limited.

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

OUR STOCK PRICE AND THOSE OF OTHER TECHNOLOGY COMPANIES HAVE EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, AND ACCORDINGLY OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

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

   As of December 31, 2000, our executive officers, directors, entities affiliated with them and other five percent stockholders, in the aggregate, beneficially owned approximately 46% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors. These actions might be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT MARKET PRICES FOR OUR COMMON STOCK.

   The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. As of January 24, 2001, we had outstanding 18,969,149 shares of common stock. Of these shares, the 4,200,000 shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act of 1933. 14,755,880 of the remaining shares of common stock held by our stockholders prior to our initial public offering were subject to 180-day "lock-up" agreements with the underwriters or with us. The 180-day lock-up period ended on January 16, 2001, and pursuant to Rule 144, 12,283,383 of these shares were immediately subject to sale in the public market without registration subject to volume limitations. The remaining shares held by our existing stockholders will become available for sale pursuant to Rule 144 at varying times. Stockholders owning 9,193,831 shares are entitled, pursuant to contractual provisions providing for registration rights, to require us to register our securities owned by them for public sale. In addition, as of December 31, 2001, we had 2,964,758 shares issuable under outstanding options and warrants, 661,187 of which were exercisable. On July 21, 2000, we filed a registration statement to register for resale, subject to the terms of the lock-up agreements, shares issuable upon the exercise of outstanding stock options and shares reserved for future issuance under our stock option and stock purchase plans.

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

Interest Rate Risk

   As of December 31, 2000, we had cash and highly liquid short-term investments totaling $63.7 million. Declines of interest rates will reduce our interest income from our short-term investments. Based upon our balance of cash and short-term investments at December 31, 2000, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of $319,000. As of December 31, 2000, we did not have any short-term or long-term debt outstanding.

                           PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit No.      Description of Exhibit
        -----------      ----------------------
           10.27         Lease dated December 11, 2000 between Talarian and Los
                         Altos Woods, LLC

           27.1          Financial Data Schedule

B.      Reports on Form 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TALARIAN CORPORATION

DATE:   February 9, 2001        SIGNATURE: /s/ PAUL A. LARSON
      --------------------                 -------------------------------------

                                           Paul A. Larson
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE:   February 9, 2001        SIGNATURE: /s/ MICHAEL A. MORGAN
      --------------------                 -------------------------------------

                                           Michael A. Morgan
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX



        Exhibit No.      Description of Exhibit
        -----------      ----------------------
           10.27         Lease dated December 11, 2000 between Talarian and Los
                         Altos Woods, LLC

           27.1          Financial Data Schedule