Form 10-Q
period 2001-03-31
TALARIAN CORP
filed 2001-05-15
CIK 857914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


                                333 DISTEL CIRCLE
                           LOS ALTOS, CALIFORNIA 94022
                    (Address of principal executive offices)

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

      The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of April 15, 2001, was 19,113,199.

                              TALARIAN CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
             As of March 31, 2001 and September 30, 2000                 3

          Condensed Consolidated Statements of Operations -
             Three and six months ended March 31, 2001 and 2000          4

          Condensed Consolidated Statements of Cash Flows -
             Six months ended March 31, 2001 and 2000                    5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     25


PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                      26

Item 4.   Submission of Matters to a Vote of Security Holders            26

Item 6.   Exhibits and Reports on Form 8-K                               26


SIGNATURES                                                               27


                             TALARIAN CORPORATION AND SUBSIDIARY

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)
                                         (UNAUDITED)


                                                         MARCH 31,      SEPTEMBER 30,
                                                          2001              2000
                                                         ---------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $  34,803       $  35,144
  Short-term investments                                    23,599          32,594
  Accounts receivable,  less allowance for doubtful
       accounts                                              4,008           2,873
  Prepaid expenses and other                                 1,328           1,011
                                                         ---------       ---------
      Total current assets                                  63,738          71,622

  Property and equipment, net                                2,252           1,345
  Goodwill and other intangible assets, net                  4,361           5,577
  Other long-term assets                                       145              62
                                                         ---------       ---------
      Total assets                                       $  70,496       $  78,606
                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $     890       $     730
  Accrued payroll and related expenses                         713           1,287
  Other accrued expenses                                     1,354           1,471
  Current portion of deferred revenue                        3,069           3,078
                                                         ---------       ---------
      Total current liabilities                              6,026           6,566

Deferred revenue, less current portion                       1,411           1,401
                                                         ---------       ---------
      Total liabilities                                      7,437           7,967
                                                         ---------       ---------

Stockholders' equity:
  Common stock                                                  19              19
  Additional paid-in capital                               107,013         107,495
  Treasury stock                                               (77)            (57)
  Deferred stock compensation                               (7,249)        (11,886)
  Note receivable from stockholder                            (100)           (100)
  Accumulated deficit                                      (36,547)        (24,832)
                                                         ---------       ---------
      Total stockholders' equity                            63,059          70,639
                                                         ---------       ---------
      Total liabilities and stockholders' equity         $  70,496       $  78,606
                                                         =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TALARIAN CORPORATION AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               MARCH 31,                     MARCH 31,
                                                      ------------------------      -----------------------
                                                        2001           2000           2001            2000
                                                      --------       --------       --------       --------
Revenue:
  Licenses                                            $  2,488       $  2,251       $  4,510       $  4,080
  Maintenance                                              929            751          1,767          1,469
  Professional services                                    706            632          1,262            879
                                                      --------       --------       --------       --------
    Total revenue                                        4,123          3,634          7,539          6,428
                                                      --------       --------       --------       --------

Cost of revenue:
  Licenses                                                   1            102             19            162
  Maintenance                                              355            172            724            349
  Professional services                                    489            209            725            296
  Amortization of deferred stock compensation              212            221            500            299
                                                      --------       --------       --------       --------
    Total cost of revenue                                1,057            704          1,968          1,106
                                                      --------       --------       --------       --------
    Gross profit                                         3,066          2,930          5,571          5,322
                                                      --------       --------       --------       --------

Operating expenses:
  Sales and marketing                                    3,507          1,997          6,980          3,422
  Research and development                               2,644          1,083          5,436          1,907
  General and administrative                             1,115            482          2,086            987
  Amortization of deferred stock compensation:
      Sales and marketing                                  617            740          1,428          1,212
      Research and development                             568            724          1,290          1,066
      General and administrative                           428          1,284            897          1,877
  Amortization of goodwill and intangible assets           608            314          1,215            553
                                                      --------       --------       --------       --------
    Total operating expenses                             9,487          6,624         19,332         11,024
                                                      --------       --------       --------       --------
    Loss from operations                                (6,421)        (3,694)       (13,761)        (5,702)
Interest income and other, net                             928             55          2,046             30
                                                      --------       --------       --------       --------
    Net loss                                            (5,493)        (3,639)       (11,715)        (5,672)
Preferred stock dividends                                    -         (5,983)             -         (6,107)
                                                      --------       --------       --------       --------
Net loss attributable to common stockholders          $ (5,493)      $ (9,622)      $(11,715)      $(11,779)
                                                      ========       ========       ========       ========

Basic and diluted net loss per share
attributable to common stockholders                   $  (0.30)      $  (2.20)      $  (0.64)      $  (2.88)
                                                      ========       ========       ========       ========
Shares used in computing basic and
diluted netloss per share attributable to
 common stockholders                                    18,391          4,366         18,280          4,089
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

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                ------------------------
                                                                  2001            2000
                                                                --------       --------
Cash flows from operating activities:
  Net loss                                                      $(11,715)      $ (5,672)
  Adjustments  to  reconcile  net loss to net cash
    used for operating activities:
      Depreciation and amortization                                  427            198
      Amortization of goodwill and other intangible assets         1,215            553
      Amortization of deferred stock compensation                  4,115          3,939
      Non-employee stock compensation                                  -            515
      Change in allowance for doubtful accounts                      186              -
      Changes in operating assets and liabilities:
         Accounts receivable                                      (1,320)        (1,020)
         Prepaid expenses and other assets                          (399)          (131)
         Accounts payable                                            160            182
         Accrued payroll and related expenses                         67            125
         Other accrued expenses                                     (934)           176
         Deferred revenue                                              2            254
                                                                --------       --------
            Net cash used in operating activities                 (8,196)          (881)
                                                                --------       --------

Cash flows from investing activities:
  Sale and maturity of short-term investments                      8,995              -
  Purchases of short-term investments                                  -         (8,000)
  Purchases of property and equipment                             (1,335)          (486)
  Acquisitions, net of cash acquired                                   -           (714)
                                                                --------       --------
            Net cash provided by investing activities              7,660         (9,200)
                                                                --------       --------

Cash flows from financing activities:

  Proceeds from sale of common stock                                 215            618
  Proceeds  from sale of preferred  stock,  net of
    issuance cost                                                      -          9,921

  Repurchase of common stock                                         (20)
  Payments on debt                                                     -           (158)
                                                                --------       --------
            Net cash provided by (used in)
               financing activities                                  195         10,381
                                                                --------       --------
Net (decrease) increase in cash and cash equivalents                (341)           300

Cash and cash equivalents at beginning of period                  35,144          1,820
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 34,803       $  2,120
                                                                ========       ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                          $      -       $     69
                                                                ========       ========
Accretion for  dividends on  redeemable  preferred stock        $      -          6,107
                                                                ========       ========
Additional IPO costs accrued                                    $    175       $      -
                                                                ========       ========

Deferred stock compensation on grants of stock options          $      -       $  7,980
                                                                ========       ========
Deferred stock compensation on stock option cancellations       $    522       $      -
                                                                ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all information and footnotes necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the interim periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 2000 and 1999 and for each of the years in the three-year period ended September 30, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2000. The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements as of that date.

   The results of operations for the interim periods ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending September 30, 2001.

NOTE 2  COMPREHENSIVE INCOME (LOSS)

   The Company had no material components of other comprehensive income (loss) for any of the periods presented.

NOTE 3 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the Federal Deposit Insurance Corporation. As of March 31, 2001 and September 30, 2000, cash equivalents consisted of money market accounts.

   The Company classifies its investments in debt securities as available-for-sale and as such these are classified as short-term investments. Available-for-sale securities are carried at fair market value, which approximates amortized cost. Any unrealized gains or losses are recorded as a component of other comprehensive income (loss).

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

                                                  Six Months Ended
                                                       March 31,
                                               ----------------------
                                                 2001         2000
                                               -------      ---------
Shares issuable under stock options....        710,850        166,616
Shares of restricted stock subject to
repurchase ............................        621,276      1,200,891
Shares issuable pursuant to warrants
to purchase common stock ..............         17,367        131,502
Shares of convertible preferred stock
on an "as if converted" basis .........              -      8,810,882



   The weighted-average exercise price of stock options outstanding was $3.95 and $1.92 for the three months ended March 31, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.41 for the six months ended March 31, 2001. The weighted-average exercise price of outstanding warrants to purchase common stock was $0.90 and $0.71 for the six months ended March 31, 2001 and 2000, respectively. In July 2000, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.


NOTE 5  RECENT ACCOUNTING PRONOUNCEMENTS

   In September 2000, FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.



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

   Pro forma revenue, net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the six months ended March 31, 2001 and 2000 with respect to the WhiteBarn acquisition is presented below. The pro forma financial information presents the combined results of operations of the Company and WhiteBarn as if the acquisition had occurred on October 1, 1999 after giving effect to certain adjustments including amortization of goodwill and other intangibles, the elimination of non-recurring items and related income tax effects. The pro forma financial information does not necessarily reflect the consolidated results of operations that would have occurred had the Company and WhiteBarn constituted a single entity during these periods (in thousands):

                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                        2001         2000
                                                       --------       --------
Revenue .........................................      $  4,123       $  7,120

Net loss attributable to common stockholders ....        (5,493)       (12,912)

Basic and diluted net loss per share attributable
to common stockholders ..........................      $  (0.30)      $  (2.91)


NOTE 7  SEGMENT INFORMATION

   The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes segments within the Company for making operating decisions and assessments of financial performance.

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

   The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom, Germany and Japan. The Company does not measure performance of net revenue by geographical area, and accordingly no analysis has been provided. There were no significant assets maintained by the Company outside the United States for March 31, 2001 or 2000. Revenue from sales made to customers outside the United States aggregated 12% and 15% for the six months ended March 31, 2001 and 2000, respectively. Customers were primarily concentrated in the United Kingdom, France and Germany.

   Significant customer information is as follows:

                           Percentage of                    Percentage of
                           Total Revenue                    Total Accounts
                                                              Receivable
             Three Months Ended      Six Months Ended
                 March 31,              March 31,             March 31,
             ------------------      ----------------        -----------
               2001      2000         2001      2000          2001
             -------    ------       ------   -------        ---------
Customer A      25%       -            14%       -              34%
Customer B       -       15%            -        9%              -
Customer C       5%      12%            5%       8%             11%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can generally be identified by words such as "may", "might", "should", "expects", "plans", "anticipates", "believes", "estimates", or "predicts", and includes statements relating to the Company's plans to increase the size of its product and services offerings , and the Company's expectations regarding future financial results, expense levels, and size of our customer base. These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed under "Factors That May Affect Operating Results", below, and other risks discussed in our filings with the Securities and Exchange Commission. We do not assume any obligation to update any such forward-looking statements.

OVERVIEW

   We develop and market infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably, and securely across virtually any type of network, including the Internet.

   We were incorporated in November 1988. From inception through 1996, we derived a substantial portion of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, leveraging our technology developed for mission-critical command and control operations, we refocused our business strategy to provide infrastructure software for applications relying heavily upon the use of real-time, distributed systems. Our operating activities during 1997 and 1998 related primarily to developing our SmartSockets messaging infrastructure product line and directing our sales and marketing efforts to increase market awareness of our SmartSockets product in industries such as finance, telecommunications and computer hardware and services. In 1999, we launched MQexpress (now known as SmartMQ), a message queuing product that provides complementary storage, backup, and audit capabilities to SmartSockets. We also added Internet-related applications and industries, such as business-to-business e-commerce, to our sales and marketing focus and began a concerted effort to market our product to third-party partners such as original equipment manufacturers and value-added resellers. Additionally in 1999, we began incorporating reliable multicast capabilities into our SmartSockets product line.

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

   Payments received in advance of revenue recognition are recorded as deferred revenue. As of March 31, 2001, we had $4.5 million of deferred revenue. Of this amount, $1.4 million was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

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

   We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. Recently, we have begun to derive increasing amounts of revenue through indirect channel relationships with distributors, original equipment manufacturers, value-added resellers, and systems integrators. Our third-party relationships have typically been with companies that embed our product within their product, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. During 1998, we expanded our international presence by opening a sales and support office in London, England, and we opened sales offices in Japan and Germany in 2000 and 2001, respectively. Currently, our international revenue is primarily generated through distributors. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals.

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

   We have a limited operating history since the implementation of our current business strategy. We believe our success is dependent upon our ability to rapidly expand our customer base and enhance our technology. Over the past 12 months we have invested substantial resources in our sales and marketing and research and development activities. While we generally expect to maintain, but not further increase such levels of expenditures, we expect to incur operating losses for the foreseeable future.

   In connection with the granting of stock options to our employees through March 31, 2001, we recorded deferred stock compensation totaling approximately $22.1 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. Amortization of the March 31, 2001 balance of deferred stock compensation will result in charges to operations of $2.7 million, $3.2 million, $1.2 million and $117,000 for the six months ended September 30, 2001, and for fiscal years 2002, 2003, and the nine months ended June 30, 2004.

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

RESULTS OF OPERATIONS

   The following table sets forth the results of operations for the three months ended March 31, 2001 and 2000 expressed as a percentage of total revenue.

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                        MARCH 31,                 MARCH 31,
                                     -----------------       ----------------
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----
Revenue:
  Licenses                             60%         62%         60%         63%
  Maintenance                          23          21          23          23
  Professional services                17          17          17          14
                                     ----        ----        ----        ----
    Total revenue                     100         100         100         100

Cost of revenue:
  Licenses                              0           3           0           3
  Maintenance                           9           5          10           5
  Professional services                12           6          10           5
  Amortization of deferred
    stock compensation                  5           6           7           5
                                     ----        ----        ----        ----
    Total cost of revenue              26          20          27          18
                                     ----        ----        ----        ----
    Gross profit                       74          80          73          82
                                     ----        ----        ----        ----

Operating expenses:
  Sales and marketing                  84          55          92          53
  Research and development             64          30          72          30
  General and administrative           27          13          28          15
  Amortization of deferred
    stock compensation:
      Sales and marketing              15          20          19          19
      Research and development         14          20          17          17
      General and administrative       10          35          12          29
  Amortization of goodwill and
    intangible assets                  15           9          16           9
                                     ----        ----        ----        ----
    Total operating expenses          229         182         256         172
                                     ----        ----        ----        ----
    Loss from operations             (155)       (102)       (183)        (90)
Interest income and other, net         22           2          28           2
                                     ----        ----        ----        ----
    Net loss                         (133)%      (100)%      (155)%       (88)%
                                     ----        ----        ----        ----


REVENUE

   Total revenue increased by $489,000, or 13%, to $4.1 million for the three months ended March 31, 2001, from $3.6 million for the three months ended March 31, 2000. Total revenue increased $1.1 million, or 17%, to $7.5 million for the six months ended March 31, 2001, from $6.4 million for the six months ended March 31, 2000. Licenses and associated maintenance revenue represented 83% of total revenue for both the three and six months ended March 31, 2001 and 83% and 86% of total revenue for the three and six months ended March 31, 2000. The increase in total revenue for the three and six-month periods was due to increases in all three of our revenue components, but primarily due to increases in software licenses and associated maintenance revenue. One customer accounted for more than 10% of our total revenue in the three and six months ended March 31, 2001. Two customers each accounted for more than 10% of our total revenue in the three months ended March 31, 2000. No customer accounted for more than 10% of our total revenue in the six months ended March 31, 2000. During the three months ended March 31, 2001, international revenue decreased by $56,000, or 19%, to $236,000, from $292,000 in the three months ended March 31, 2000. In the six months ended March 31, 2001, international revenue decreased by $4,000 to $849,000, from $853,000 in the six months ended March 31, 2000. International revenue was 6% and 8% of our total revenue in the three months ended March 31, 2001 and 2000, respectively, and 11% and 13% of our total revenue in the six months ended March 31, 2001 and 2000, respectively.

   License. License revenue increased by $237,000 or 11%, to $2.5 million in the three months ended March 31, 2001, from $2.3 million in the three months ended March 31, 2000. License revenue increased by $430,000 or 11%, to $4.5 million in the six months ended March 31, 2001, from $4.1 million for the six months ended March 31, 2000. The increase in license revenue was due to an increase in the number of SmartMulticast software licenses to new and existing customers, which was partially offset by a decrease in other license revenue. We started shipping our stand-alone SmartMulticast products shortly after the acquisition of WhiteBarn in March 2000. As a percentage of total revenue, license revenue represented 60% and 62% in the three months ended March 31, 2001 and 2000, respectively, and 60% and 63% in the six months ended March 31, 2001 and 2000, respectively.

   Maintenance. Maintenance revenue increased by $178,000, or 24%, to $929,000 in the three months ended March 31, 2001, from $751,000 for the three months ended March 31, 2000. Maintenance revenue increased by $298,000, or 20% to $1.8 million in the six months ended March 31, 2001, from $1.5 million for the six months ended March 31, 2000. The increase in maintenance revenue was due to growth associated with license agreements entered into in earlier periods. As a percentage of total revenue, maintenance revenue represented 23% and 21% in the three months ended March 31, 2001 and 2000, respectively, and 23% in both six months ended March 31, 2001 and 2000.

   Professional services. Professional services revenue increased by $74,000, or 12%, to $706,000 in the three months ended March 31, 2001, from $632,000 in the three months ended March 31, 2000. Professional services increased by $383,000, or 44%, to $1.3 million for the six months ended March 31, 2001, from $879,000 for the six months ended March 31, 2000, respectively. These increases are primarily a result of new customers obtained through our acquisition of WhiteBarn in March 2000. As a percentage of total revenue, professional services revenue represented 17% in both three months ended March 31, 2001 and 2000, and 17% and 14% in the six months ended March 31, 2001 and 2000, respectively.

COST OF REVENUE

   In the three months ended March 31, 2001, cost of revenue increased by $353,000, or 50%, to $1.1 million, from $704,000 for the three months ended March 31, 2000. Cost of revenue increased by $862,000, or 78%, to $2.0 million for the six months ended March 31, 2001, from $1.1 million for six months ended March 31, 2000. The increase in cost of revenue was attributable to increased costs related to our growing maintenance and professional services departments, much of which resulted from personnel acquired in connection with our acquisition of WhiteBarn. As a percentage of total revenue, cost of revenue represented 26% and 20% in the three months ended March 31, 2001 and 2000, respectively, and represented 27% and 18% in the six months ended March 31, 2001 and 2000, respectively. The increase in cost of revenue as a percentage of total revenue was the result of the increase in costs associated with personnel responsible for delivering the additional professional services revenue, which typically has a lower gross margin than other types of revenue, as well as personnel increases associated with customer support to provide increased support capabilities across a wider cross section of product lines.

   Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. In the three months ended March 31, 2001, cost of license revenue decreased by $101,000, or 99%, to $1,000 from $102,000 for the three months ended March 31, 2000. Cost of license revenue decreased by $143,000, or 88%, to $19,000 for the six months ended March 31, 2001, from $162,000 for six months ended March 31, 2000. The decrease in cost of license revenue was attributable to a decrease in license revenue from royalty-bearing products. We anticipate that the cost of license revenue will increase in absolute dollars and as a percentage of license revenue due to an expected increase use of third-party software incorporated into our product line. As a percentage of license revenue, cost of license revenue represented 0% and 5% in the three months ended March 31, 2001 and 2000, and represented 0% and 4% in the six months ended March 31, 2001 and 2000, respectively.

   Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue increased by $183,000, or 106%, to $355,000 for the three months ended March 31, 2001, from $172,000 for the three months ended March 31, 2000. In the six months ended March 31, 2001, cost of maintenance revenue increased by $375,000, or 107%, to $724,000, from $349,000 for the six months ended March 31, 2000. The increase in cost of maintenance revenue was due to increased personnel and contractors hired in order to provide increased support capabilities to our growing installed base of customers across a broader product line. As a percentage of maintenance revenue, cost of maintenance revenue represented 38% and 23% in the three months ended March 31, 2001 and 2000, respectively, and represented 41% and 24% in the six months ended March 31, 2001 and 2000. We anticipate that our cost of maintenance revenue will continue to grow in absolute dollars, albeit at a slower pace, as we expand our customer base and provide increasing levels of support for our customers and as we increase the number of products for which we provide support.

   Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation and training services for our customers. Cost of professional services revenue increased by $280,000, or 134%, to $489,000 for the three months ended March 31, 2001, from $209,000 for the three months ended March 31, 2000. In the six months ended March 31, 2001, cost of professional services increased $429,000, or 145%, to $725,000, from $296,000 for the six months ended March 31, 2000. A portion of the dollar increase in cost of professional services revenue for the three months ended March 31, 2001, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in cost of professional services revenue was a result of additional personnel deployed on our professional services engagements. As a percentage of professional services revenue, cost of professional services revenue represented 69% and 33% in the three months ended March 31, 2001 and 2000, respectively, and represented 57% and 34% in the six months ended March 31, 2001 and 2000. The increase in the cost of professional services revenue as a percentage of professional services revenue was a result of increasing the management and other infrastructure associated with delivering our professional services. Provided our revenue from professional services continues to grow, we anticipate that the cost of professional services revenue will also continue to increase in terms of absolute dollars as we continue to expand our service offerings and increase the overall infrastructure related to our professional services organization.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenue decreased by $9,000, to $212,000 for the three months ended March 31, 2001, from $221,000 for the three months ended March 31, 2000. In the six months ended March 31, 2001, amortization of deferred stock compensation in cost of revenue increased by $201,000 to $500,000, from $299,000 for the six months ended March 31, 2000.

OPERATING EXPENSES

   Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses increased by $1.5 million, or 76%, to $3.5 million for the three months ended March 31, 2001, from $2.0 million for the three months ended March 31, 2000. For the six months ended March 31, 2001, sales and marketing expenses increased by $3.6 million, or 104%, to $7.0 million, from $3.4 million for the six months ended March 31, 2000. The increase in sales and marketing expenses was due to substantial expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs. As a percentage of total revenue, sales and marketing expenses represented 84% and 55% in the three months ended March 31, 2001 and 2000, respectively, and represented 92% and 53% in the six months ended March 31, 2001 and 2000, respectively. We plan to closely monitor our spending in sales and marketing in the coming months to better align such spending with anticipated revenue. As a result, we expect sales and marketing expenses to remain relatively flat, with perhaps a slight increase, on an absolute basis.

   Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred in research and development are expensed as incurred until technological feasibility is established. We believe that under our current engineering processes, the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses increased by $1.5 million, or 144%, to $2.6 million for the three months ended March 31, 2001, from $1.1 million for the three months ended March 31, 2000. For the six months ended March 31, 2001, research and development expenses increased by $3.5 million, or 185%, to $5.4 million, from $1.9 million for the six months ended March 31, 2000. A portion of the increase for the three months ended March 31, 2001, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance, and documentation departments. As a percentage of total revenue, research and development expenses represented 64% and 30% in the three months ended March 31, 2001 and 2000, respectively; compared with 72% and 30% in the six months ended March 31, 2001 and 2000, respectively. We believe that our product development activities are important to attaining our strategic objectives. We expect to maintain current levels of investment in research and development on an absolute basis.

   General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses, bad debt expense and other general corporate expenses. General and administrative expenses increased by $633,000, or 131%, to $1.1 million for the three months ended March 31, 2001, from $482,000 in the three months ended March 31, 2000. For the six months ended March 31, 2001, general and administrative expenses increased by $1.1 million, or 111%, to $2.1 million, from $1.0 million in the six months ended March 31, 2000. Approximately $60,000 and $186,000 of the increases in the three and six months ended March 31, 2001, respectively, were attributable to increases in our reserve for uncollectable accounts receivable. The accounts receivable reserve was increased due to current economic conditions. The remainder of the increase in general and administrative expenses was due to increased personnel expenses in finance and administration and in information systems as well as increases in professional fees associated with additional requirements of being a public company. As a percentage of total revenue, general and administrative expenses represented 27% and 13% in the three months ended March 31, 2001 and 2000, respectively; compared with 28% and 15% in the six months ended March 31, 2001 and 2000, respectively. We expect general and administrative expenses to remain relatively flat on an absolute basis.

   Amortization of deferred stock compensation. During the three months ended March 31, 2001, we recorded $1.6 million of amortization of deferred stock compensation in operating expenses, representing $617,000 of additional sales and marketing expenses, $568,000 of additional research and development expenses and $428,000 of additional general and administrative expenses. During the six months ended March 31, 2001, we recorded $3.6 million of amortization of deferred stock compensation in operating expenses, representing $1.4 million of additional sales and marketing expenses, $1.3 million of additional research and development expenses and $900,000 of additional general and administrative expenses. During the three and six months ended March 31, 2000, we recorded $2.7 million and $4.2 million, respectively, of amortization of deferred stock compensation.

   Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $608,000 and $314,000 for the three months ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001 and 2000, amortization of goodwill and intangible assets was $1.2 million and $553,000, respectively. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of GlobalCast in September 1999 and WhiteBarn in March 2000.

INTEREST INCOME AND OTHER, NET

   Interest income and other, net consists of interest income, net of interest expense, and losses on foreign currency transactions. Interest income and other, net resulted in income of $928,000 and $2.0 million for the three and six months ended March 31, 2001, respectively, compared to income of $55,000 and $30,000 for the three and six months ended March 31, 2000. The resulting change was attributable to higher interest income and lower interest expense in the more recent periods following our private equity funding in February 2000 and our initial public offering in July 2000. Our average cash reserves in interest-bearing accounts were thus significantly higher, and the outstanding balance on our line of credit was lower, during the three and six months ended March 31, 2001 than in the same periods in the prior year.

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

   Net cash used in operating activities was $8.2 million for the six months ended March 31, 2001. Net cash used in operating activities was $881,000 for the six months ended March 31, 2000. For the six months ended March 31, 2001, substantially all of net cash used in operating activities was attributable to our net loss of $11.7 million, which included $5.3 million in non-cash charges, an increase in accounts receivable of $1.3 million, and a reduction in other accrued expenses of $935,000. For the six months ended March 31, 2000, net cash used in operating activities was primarily due to our net loss of $5.7 million, which included $5.2 million in non cash charges, and an increase in the accounts receivable of $1.0 million, offset in part by an increase in deferred revenue of $254,000 and increases in other current liabilities.

   Net cash provided by investing activities was $7.7 million for the six months ended March 31, 2001 and net cash used in investing activities was $9.2 million for the six months ended March 31, 2000. For the six months ended March 31, 2001, net cash provided by investing activities was primarily related to the sale of short-term securities, partially offset by purchases of property and equipment. For the six months ended March 31, 2000, net cash used in investing activities represented purchases of short-term investments totaling $8.0 million, the acquisition of WhiteBarn, and purchases of property and equipment.

   Net cash provided by financing activities was $195,000 for the six months ended March 31, 2001 and $10.4 million for the six months ended March 31, 2000. For the six months ended March 31, 2001, net cash provided by financing activities was mainly related to the sale of common stock through employee stock options. For the six months ended March 31, 2000, net cash provided by financing activities was primarily attributable to the sale of preferred stock and to a lesser extent, the sale of common stock through the exercise of employee stock options.

   As of March 31, 2001, we had approximately $58.4 million in cash, cash equivalents, and short-term investments, and working capital of $57.7 million. Our commitments consist primarily of amounts due under our operating leases. As of that date, we also had a line of credit under which we could borrow up to $2.0 million with a revolving maturity date of February 22, 2002, at an interest rate of prime plus 0.25%. Any borrowing will be collateralized by accounts receivable and other assets of ours. We have no borrowings under this line of credit and are in compliance with all required financial ratios and covenants. We have no material commitments for capital expenditures; however, we expect that both capital expenditures and operating lease commitments will increase to the extent we expand our operations and personnel worldwide. For the next twelve months, we expect our capital expenditures to be approximately $2.5 million. We may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

   We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $1.7 million in fiscal 1998, $3.5 million in fiscal 1999, and $15.0 million in fiscal 2000. As of March 31, 2001, we had an accumulated deficit of approximately $36.5 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. While we intend to maintain controls on expenses at approximately current levels, it may be necessary to increase our future product development, sales and marketing, and administrative expenses. In any event, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY SINCE THE IMPLEMENTATION OF OUR CURRENT BUSINESS STRATEGY.

   Prior to 1997, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, we re-focused our business strategy on providing infrastructure software for applications relying heavily upon the use of real-time, distributed systems. In addition, through our acquisition of substantially all the assets of GlobalCast Communications, Inc. in 1999 and our acquisition of WhiteBarn, Inc. in 2000, we added reliable multicast capabilities to our product line. We also expanded our business strategy in 1999 to include providing software infrastructure products to the market for Internet-related applications. We have recently placed increased focus on our SmartMulticast related line of products. We have only a limited operating history with a significant portion of our current product line and business strategy, which makes it difficult to evaluate our business. If our current product line and business strategy is not successful, our revenue is unlikely to grow significantly, if at all.

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

   Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our license revenue for a given quarter has often been derived from fewer than ten customers. For example, in the quarter ended March 31, 2001, 6 customers represented more than 50% of our revenue. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

   Other factors that may cause our revenue or operating results to fall short of expectations include:

      - the uncertainty of current economic conditions and their affect on customer purchase decisions;

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

WE DERIVE MORE THAN 80% OF OUR TOTAL REVENUE FROM OUR SMARTSOCKETS PRODUCT LINE AND IF DEMAND FOR SMARTSOCKETS DECREASES OR DOES NOT INCREASE, OUR TOTAL REVENUE WILL NOT INCREASE AND MAY DECREASE.

   We currently derive more than 80% of our total revenue from licensing our SmartSockets software product line and providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our revenue from these sources for the foreseeable future. Accordingly, our future operating results will depend on the demand for SmartSockets by future customers. If our competitors release products that are superior to SmartSockets in performance or price, SmartSockets is not widely accepted by the market, or we fail to enhance SmartSockets and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for SmartSockets or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition and operating results.

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

   IT Departments. We currently face competition from the information technology departments of potential customers which have developed or may develop systems that provide for some or all of the functionality of our SmartSockets and SmartMulticast software and related products. It is often difficult for us to sell our products to a potential customer that has already invested heavily in a system that our products are intended to replace.

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

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS, AND THE SUCCESS OF OUR INTERNATIONAL EXPANSION IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

   Revenue from the sale of our products and services outside the United States accounted for 11% and 15% of our total revenue in the first six months of fiscal 2001 and in fiscal 2000, respectively. We believe that we must expand our international sales and distribution operations to be successful. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

We have made and may continue to make acquisitions of other companies in order to expand our business and services. For example, in September 1999 we acquired the assets of GlobalCast, a provider of reliable multicast products and services. In addition, in March 2000, we acquired WhiteBarn, a provider of reliable multicast-related consulting services and developer of multicast technology. Integrating newly acquired organizations and technologies into our company could be expensive and time-consuming and may strain our resources. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet or operating results. For example, in connection with the acquisition of substantially all of the assets of GlobalCast, we recorded approximately $2.7 million in goodwill and other intangibles, which will be amortized over a period of three to four years and, in connection with the acquisition of WhiteBarn, we recorded approximately $4.4 million in goodwill and other intangibles, which will be amortized over a period of two to three years. However, new FASB guidelines relating to accounting for goodwill could make our future acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, "Business Combinations and Intangible Assets" that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, Intangible Assets. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted as described above, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of potential future acquisitions.

   Additionally, we cannot make any assurances that we will be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, that we will be able to make these acquisitions on commercially reasonable terms or at all.

THE GOODWILL AND OTHER INTANGIBLE ASSETS WE RECORDED AS A RESULT OF OUR ACQUISITIONS MAY BECOME IMPAIRED.

We have acquired two companies since we were incorporated: GlobalCast Communications in September 1999, and WhiteBarn in March 2000, both of which were accounted for as purchase business combinations. In conjunction with these acquisitions, we recorded $7.1 million in goodwill and other intangible assets. As of March 31, 2001, our stock price had declined significantly since the respective valuation dates of the shares issued in connection with each acquisition.

Subsequent to March 31, 2001, our stock price has continued to decline. Due to these changes, along with changes in the markets in which we compete and the United States and global economy, we have begun a process to determine whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include a detailed analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our detailed analysis and investigation, we determine that there has been an impairment of goodwill and other intangibles assets, the carrying value of these assets will be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results if and when it is recorded.

THE RAPID GROWTH OF OUR OPERATIONS COULD STRAIN OUR RESOURCES AND CAUSE OUR BUSINESS TO SUFFER.

   Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Over the past 12 months, we have increased our headcount substantially. This growth may place a significant strain on our management systems, infrastructure, and other resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to expand, train, and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. If we do not manage our growth efficiently and effectively, it could adversely affect our business, operating results and financial condition.

THE LOSS OF KEY MANAGEMENT PERSONNEL, ON WHOSE KNOWLEDGE, LEADERSHIP, AND TECHNICAL EXPERTISE WE RELY, WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

   Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership, and technical expertise would be difficult to replace. In particular, we rely upon the leadership of Paul A. Larson, our President and Chief Executive Officer, and Thomas J. Laffey, our Chief Technical Officer. If we were to lose the services of any of our key personnel, the ability to execute our business plan would be adversely affected. All of our executive officers and key personnel are employees at-will. We have no employment contracts and maintain no key person insurance other than a very limited amount on Thomas J. Laffey and Paul A. Larson.

IF WE ARE UNABLE TO HIRE, TRAIN, AND RETAIN SALES, MARKETING, ENGINEERING AND FINANCE PERSONNEL, OUR GROWTH WILL BE IMPAIRED.

   In order to grow our business successfully and maintain a high level of quality and service, we will need to recruit, retain, and motivate additional highly skilled sales, marketing, and engineering and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth will be impaired. In addition, as a company focused on the development of complex software products, we will need to recruit, retain and motivate software developers and engineers, systems architects and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees now that we have completed our initial public offering if they perceive the equity component of our compensation package to be less valuable than prior to our initial public offering. Furthermore, new employees require training, take time to achieve full productivity, and, in light of the high rate of turnover for these employees, may be difficult to retain.

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

   As of March 31, 2001, our executive officers, directors, entities affiliated with them and other five percent stockholders, in the aggregate, beneficially owned approximately 46% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors. These actions might be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT MARKET PRICES FOR OUR COMMON STOCK.

   The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. As of April 15, 2001, we had outstanding [18,969,149] shares of common stock. Of these shares, the 4,200,000 shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act of 1933. 14,755,880 of the remaining shares of common stock held by our stockholders prior to our initial public offering were subject to 180-day "lock-up" agreements with the underwriters or with us. The 180-day lock-up period ended on January 16, 2001, and pursuant to Rule 144, 12,283,383 of these shares were immediately subject to sale in the public market without registration subject to volume limitations. The remaining shares held by our existing stockholders will become available for sale pursuant to Rule 144 at varying times. Stockholders owning 9,193,831 shares are entitled, pursuant to contractual provisions providing for registration rights, to require us to register our securities owned by them for public sale. In addition, as of March 31, 2001, we had 3,055,661 shares issuable under outstanding options and warrants, 728,217 of which were exercisable. On July 21, 2000, we filed a registration statement to register for resale, subject to the terms of the lock-up agreements, shares issuable upon the exercise of outstanding stock options and shares reserved for future issuance under our stock option and stock purchase plans.

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

Interest Rate Risk

   As of March 31, 2001, we had cash and highly liquid short-term investments totaling $58.4 million. Declines in interest rates will reduce our interest income from our short-term investments. Based upon our balance of cash and short-term investments at March 31, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of $292,000. As of March 31, 2001, we did not have any short-term or long-term debt outstanding.

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

          We paid to the underwriters underwriting discounts and commissions totaling $4.7 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounts to total estimated expenses of $7.2 million. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $60 million. From the effective date of the registration statement through March 31, 2001, the proceeds from the offering have been used to fund $8.8 million of working capital and general corporate needs. In addition, we applied $35.2 million of the proceeds towards short-term investments, and $1.5 million of the proceeds towards purchase and installation of machinery and equipment. The remaining proceeds are held in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of stockholders held on March 16, 2001 the following matters were approved by the stockholders. The total number of shares of common stock outstanding and entitled to vote at the meeting was 18,969,149.

                                      VOTES       VOTES       VOTES      VOTES      BROKER
                                       FOR       AGAINST    ABSTAINED   WITHHELD   NON-VOTES
                                     ---------   -------    ---------   ---------  ---------
1)    Election of Directors:
          David I. Caplan           12,400,592       --          --       68,399       --
          David E. Gold             12,410,187       --          --       58,804       --
          Thomas J. Laffey          12,428,706       --          --       40,285       --

2)    Ratification of the           12,423,102   29,174      16,715           --       --
      appointment of KPMG LLP as
      the Company's independent
      auditors for 2001



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        None.

B.      Reports on Form 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TALARIAN CORPORATION

DATE: May 15, 2001          SIGNATURE: /s/ Paul A. Larson
     -------------------               ------------------
                                       Paul A. Larson
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


DATE: May 15, 2001          SIGNATURE: /s/ Michael A. Morgan
     -------------------               ---------------------
                                       Michael A. Morgan
                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)