Form 10-Q
period 2001-06-30
TALARIAN CORP
filed 2001-08-14
CIK 857914

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

                  For the quarterly period ended JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-31011


                              TALARIAN CORPORATION
                              --------------------
             (Exact Name of Registrant as specified in its charter)


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


      The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of July 31, 2001, was 19,108,927.

                              TALARIAN CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                           PAGE NO.
                                                                           --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of June 30, 2001 and September 30, 2000

               Condensed Consolidated Statements of Operations -              4
                  Three and nine months ended June 30, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows -              5
                  Nine months ended June 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     25



PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                              26

Item 2.        Changes in Securities and Use of Proceeds                      26

Item 5.        Other Information                                              26

Item 6.        Exhibits and Reports on Form 8-K                               26


SIGNATURES                                                                    27

                          PART I: FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                       TALARIAN CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                          JUNE 30,     SEPTEMBER 30,
                                                            2001            2000
                                                         ---------     -------------
                     ASSETS
Current assets:
  Cash and cash equivalents                              $  34,548       $  35,144
  Short-term investments                                    20,710          32,594
  Accounts receivable, less allowance for doubtful
     accounts                                                2,190           2,873
  Prepaid expenses and other assets                          1,147           1,011
                                                         ---------       ---------
      Total current assets                                  58,595          71,622

  Property and equipment, net                                2,100           1,345
  Goodwill and other intangible assets, net                  2,529           5,577
  Other long-term assets                                       145              62
                                                         ---------       ---------
      Total assets                                       $  63,369       $  78,606
                                                         =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $     129       $     730
  Accrued payroll and related expenses                       1,151           1,287
  Other accrued expenses                                       592           1,471
  Current portion of deferred revenue                        2,867           3,078
                                                         ---------       ---------
      Total current liabilities                              4,739           6,566

Deferred revenue, less current portion                       1,160           1,401
                                                         ---------       ---------
      Total liabilities                                      5,899           7,967
                                                         ---------       ---------

Stockholders' equity:
  Common stock                                                  19              19
  Additional paid-in capital                               105,148         107,495
  Treasury stock                                              (100)            (57)
  Deferred stock compensation                               (4,329)        (11,886)
  Note receivable from stockholder                            (100)           (100)
  Accumulated deficit                                      (43,168)        (24,832)
                                                         ---------       ---------
      Total stockholders' equity                            57,470         (70,639)
                                                         ---------       ---------
      Total liabilities and stockholders' equity         $  63,369       $  78,606
                                                         =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                        -----------------------       -----------------------
                                          2001           2000           2001           2000
                                        --------       --------       --------       --------
Revenue:
  Licenses                              $  1,200       $  2,721       $  5,710       $  6,801
  Maintenance                                911            781          2,679          2,250
  Professional services                      662            940          1,926          1,819
                                        --------       --------       --------       --------
    Total revenue                          2,773          4,442         10,315         10,870
                                        --------       --------       --------       --------

Cost of revenue:
  Licenses                                    13             70             32            232
  Maintenance                                303            212          1,027            561
  Professional services                      499            560          1,220            856
  Amortization of deferred
     stock compensation                      165            391            665            690
                                        --------       --------       --------       --------
    Total cost of revenue                    980          1,233          2,944          2,339
                                        --------       --------       --------       --------
    Gross profit                           1,793          3,209          7,371          8,531
                                        --------       --------       --------       --------

Operating expenses:
  Sales and marketing                      3,027          2,456          9,905          5,878
  Research and development                 2,237          1,598          7,543          3,505
  General and administrative                 779            519          2,828          1,506
  Amortization of deferred
     stock compensation:
      Sales and marketing                    117          1,200          1,544          2,412
      Research and development               459          1,178          1,749          2,244
      General and administrative             305            749          1,202          2,626
  Excess facilities cost                     275             --            549             --
  Amortization and impairment of
     goodwill and intangible assets        1,832            608          3,048          1,161
                                        --------       --------       --------       --------
    Total operating expenses               9,031          8,308         28,368         19,332
                                        --------       --------       --------       --------
    Loss from operations                  (7,238)        (5,099)       (20,997)       (10,801)
Interest income and other, net               615            126          2,661            156
                                        --------       --------       --------       --------
    Net loss                              (6,623)        (4,973)       (18,336)       (10,645)
Preferred stock dividends                     --           (348)            --         (6,455)
                                        --------       --------       --------       --------
Net loss attributable to common
   stockholders                         $ (6,623)      $ (5,321)      $(18,336)      $(17,100)
                                        ========       ========       ========       ========

Basic and diluted net loss
   per share attributable
   to common stockholders               $  (0.36)      $  (0.99)      $  (1.00)      $  (3.76)
                                        ========       ========       ========       ========

Shares used in computing basic
   and diluted net loss per
   share attributable to common
   stockholders                           18,558          5,350         18,372          4,551
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

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Cash flows from operating activities:
  Net loss                                              $(18,336)      $(10,645)
  Adjustments to reconcile net loss to
    net cash used in
      Operating activities:
      Depreciation and amortization                          690            352
      Amortization and impairment of goodwill
        and other intangible assets                        3,048          1,161
      Amortization of deferred stock compensation          5,160          7,457
      Non-employee stock compensation                         --            515
      Change in allowance for doubtful accounts              186             --

      Changes in operating assets and liabilities:
         Accounts receivable                                 497            406
         Prepaid expenses and other assets                  (219)        (1,397)
         Accounts payable                                   (601)           694
         Accrued payroll and related expenses               (136)           491
         Other accrued expenses                             (879)             2
         Deferred revenue                                   (451)          (606)
                                                        --------       --------
            Net cash used in operating activities        (11,041)        (1,570)
                                                        --------       --------

Cash flows from investing activities:
  Sale and maturity of short-term investments             11,884          1,650
  Purchases of short-term investments                         --         (8,000)
  Purchases of property and equipment                     (1,445)          (954)
  Acquisitions, net of cash acquired                          --           (714)
                                                        --------       --------
            Net cash provided by (used in)
              investing activities                        10,439         (8,018)
                                                        --------       --------

Cash flows from financing activities:
  Proceeds from sale of common stock, net of
    issuance costs                                            49            631
  Proceeds from sale of preferred stock, net of
    issuance cost                                             --          9,921
  Repurchase of common stock                                 (43)           (14)
  Payments on debt                                            --         (1,296)
                                                        --------       --------
            Net cash provided by financing
              activities                                       6          9,242
                                                        --------       --------
Net decrease in cash and cash equivalents                   (596)          (346)
Cash and cash equivalents at beginning of period          35,144          1,820
                                                        --------       --------
Cash and cash equivalents at end of period              $ 34,548       $  1,474
                                                        ========       ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                  $     --       $     73
                                                        ========       ========
Accretion for dividends on redeemable preferred
  stock                                                 $     --       $  6,455
                                                        ========       ========
Additional IPO costs accrued                            $    175       $     --
                                                        ========       ========
Common stock and vested options issued for
  acquisition                                           $     --       $  4,192
                                                        ========       ========
Deferred stock compensation on grants of stock
  options                                               $     --       $ 20,208
                                                        ========       ========
Deferred stock compensation on stock option
  cancellations                                         $ (2,397)      $     --
                                                        ========       ========
Common stock issued in exchange for notes
  receivable                                            $     --       $    100
                                                        ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TALARIAN CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance, not only with accounting principles generally accepted in the United States of America for interim financial information but also with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the interim periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 2000 and 1999 and for each of the years in the two-year period ended September 30, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2000. The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements as of that date.

      The results of operations for the interim periods ended June 30, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending September 30, 2001.

NOTE 2 COMPREHENSIVE INCOME (LOSS)

      The Company had no material components of other comprehensive income
(loss) for any of the periods presented.

NOTE 3 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the Federal Deposit Insurance Corporation. As of June 30, 2001 and September 30, 2000, cash equivalents consisted of money market accounts.

      The Company classifies its investments in debt securities as available-for-sale and as such these investments are classified as short-term investments. Available-for-sale securities are carried at fair market value, which approximates amortized cost. Any unrealized gains or losses are recorded as a component of other comprehensive income (loss).

NOTE 4 NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

      Basic net loss per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding plus, when dilutive, potential shares of restricted common stock subject to repurchase and common stock from exercise of options and warrants, using the treasury stock method, and from convertible securities on an "as if converted" basis. The following potential shares of common stock have been excluded from the computation of diluted net loss per share attributable to common stockholders for all periods presented because the effect would have been antidilutive:

                                              JUNE 30,
                                       ----------------------
                                         2001          2000
                                       -------      ---------
Shares issuable under stock
options                                830,696        251,172
Shares of restricted stock
subject to repurchase                  511,562        563,961
Shares issuable pursuant to
warrants to purchase common
stock                                   17,367        114,734
Shares of convertible preferred
stock on an "as if converted"
basis                                       --      8,827,652


      The weighted-average exercise price of stock options outstanding was $3.21 and $2.25 as of June 30, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.38 and $0.42 as of June 30, 2001 and 2000, respectively. The weighted-average exercise price of outstanding warrants to purchase common stock was $0.90 and $0.71 as of June 30, 2001 and 2000, respectively. In July 2000, all outstanding shares of the Company's convertible preferred stock were automatically converted into common stock upon completion of the Company's initial public offering.


NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of June 30, 2001, the Company had recorded goodwill and intangibles of $7.3 million. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have material impacts on its financial position or results of operations.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its financial position or results of operations.

NOTE 6 IMPAIRMENT OF INTANGIBLES AND OTHER ASSETS

      We record impairments or write-downs of intangibles and other assets when events and circumstances indicate that an impairment assessment should be performed and that assessment indicates that there is an impairment. Events and circumstances that would trigger an impairment assessment include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the manner or extent that an asset is used including a decision to abandon acquired products, services or technologies, a significant adverse change in operations or business climate affecting the asset not considered temporary, and historical operating or cash flow losses expected to continue for the foreseeable future associated with the asset. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast.

NOTE 7 BALANCE SHEET COMPONENTS

      Intangible Assets

      In September 1999, the Company completed the acquisition of certain assets of GlobalCast Communications, Inc. for total consideration of approximately $3.6 million. Approximately $2.9 million of the purchase price was allocated to intangible assets, which represented $2.7 million in goodwill and $0.2 million of developed technology. As per Note 6, during the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast.

      On March 13, 2000, the Company acquired WhiteBarn, Inc. for total consideration of approximately $4.9 million. Approximately $4.4 million of the purchase price was allocated to intangible assets including goodwill. The goodwill and intangible assets acquired in connection with the acquisition of WhiteBarn are being amortized on a straight-line basis over their estimated useful lives of between two and three years.

NOTE 8 SEGMENT INFORMATION

      The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes segments within the Company for making operating decisions and assessments of financial performance.

      The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying condensed consolidated statements of operations. The Company has determined that it operates in a single operating segment: real-time infrastructure software.

      The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom, Germany and Japan. The Company does not measure revenue by geographical area, and, accordingly, no analysis has been provided. There were no significant assets maintained by the Company outside the United States as of June 30, 2001 or 2000. Revenue from sales made to customers outside the United States aggregated 15% and 31% of our total revenue for the three months ended June 30, 2001 and 2000, respectively, and 21% for the nine months ended June 30, 2001 and 2000, respectively. Customers were primarily concentrated in the United Kingdom, France and Germany.

      Significant customer information is as follows:

                                                                      PERCENTAGE OF
                                     PERCENTAGE OF                   TOTAL ACCOUNTS
                                     TOTAL REVENUE                     RECEIVABLE
                       THREE MONTHS ENDED      NINE MONTHS ENDED
                            JUNE 30,                JUNE 30,            JUNE 30,
                       ------------------      -----------------        --------
                        2001        2000        2001       2000           2001
                        ----        ----        ----       ----           ----
Customer A                           12%                    7%             --
Customer B                           12%                    6%             --
Customer C               16%                    18%                        20%

NOTE 9 SUBSEQUENT EVENTS

      On August 10, 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and three underwriters of our initial public offering. The complaint was brought on behalf of purchasers of our common stock between July 20, 2000 and December 6, 2000. The complaint has been brought as a purported stockholder class action under Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaint alleges, among other things, that Talarian and the individual defendants named in the complaint violated the federal securities laws by issuing and selling our common stock in our initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. Similar complaints have been filed against a number of other companies that had initial public offerings in 1999 and 2000. We have not yet responded to this lawsuit, and no discovery has been conducted. We believe that the allegations in this action are without merit, and we intend to defend against this actin vigorously, but we cannot give any assurance that it will not have a material adverse effect on the Company. At this point, it is too early to determine whether any loss will be incurred in connection with these lawsuits.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can generally be identified by words such as "may," "might," "should," "expects," "plans," "anticipates," "believes," "estimates," or "predicts" and include statements relating to our plans to increase the breadth of its product and service offerings and our expectations regarding future financial results, expense levels and size of customer base. These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed under "Factors That May Affect Operating Results," below, and other risks discussed in our filings with the Securities and Exchange Commission. We do not assume any obligation to update any of these forward-looking statements.

OVERVIEW

      We develop and market infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably and securely across virtually any type of network, including the Internet.

      We were incorporated in November 1988. From inception through 1996, we derived a substantial portion of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, leveraging our technology developed for mission-critical command and control operations, we refocused our business strategy to provide infrastructure software for applications relying heavily upon the use of real-time, distributed systems. Our operating activities during 1997 and 1998 related primarily to developing our SmartSockets messaging infrastructure product line and directing our sales and marketing efforts to increase market awareness of our SmartSockets product in industries such as finance, telecommunications and computer hardware and services. In 1999, we launched MQexpress (now known as SmartMQ), a message queuing product that provides complementary storage, backup and audit capabilities to SmartSockets. We also added Internet-related applications and industries, such as business-to-business e-commerce, to our sales and marketing focus and began a concerted effort to market our product to third-party partners such as original equipment manufacturers and value-added resellers. Additionally in 1999, we began incorporating reliable multicast capabilities into our SmartSockets product line.

      As part of our overall multicast initiative, we acquired substantially all of the assets of GlobalCast Communications, Inc. in September 1999, and acquired WhiteBarn, Inc. in March 2000. Later in 2000, we launched a suite of reliable multicast products called SmartMulticast. SmartMulticast includes SmartPGM, our implementation of a real-time reliable multicast protocol known as Pragmatic General Multicast (PGM), and SmartTransfer, which simplifies the setup and management of file transfers from a single sender to multiple receivers over an IP multicast and PGM capable network. In 2000, we also launched two products as add-on modules to SmartSockets: SmartSocket SSL, which provides private, secure connections between SmartSockets processes, and RT Gateway, which extends the message functionality of SmartSockets.

      Our revenue consists principally of license fees generated from our SmartSockets and SmartMulticast product lines and, to a lesser extent, revenue from maintenance, support, and professional services related to our product lines. We license our products to end users to deploy in their networks and, to a lesser extent, to software application providers to embed in their products. For end users, we typically ship products with a shrink-wrap license agreement and recognize revenue from software license fees upon delivery of the software to the customer, provided that the fees are fixed and determinable and that collection is probable. Increasingly, we are entering into signed license agreements with our end-user customers. All of our original equipment manufacturer and value-added reseller customers enter into signed agreements with us. For customers using a signed license agreement, we recognize revenue after delivery of the software to the customer, for a fixed and determinable fee, for which collection is considered probable and we have received the signed agreement. We recognize software license revenue ratably over the term of the license if the license requires us to deliver unspecified additional software products during its term.

      Maintenance and support revenue consists of fees for providing software updates and technical support for software products. We recognize revenue from maintenance and support fees ratably over the period of the maintenance and support agreement, typically twelve months. Payments for maintenance and support are typically paid in advance and are nonrefundable.

      Payments received in advance of revenue recognition are recorded as deferred revenue. As of June 30, 2001, we had $4.0 million of deferred revenue. Of this amount, $1.2 million was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

      Professional services revenue consists of fees for services, including product and application development, implementation and installation of software products, integration of software, on-site support, consulting and training. We generally recognize revenue from professional services as the services are performed.

      We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. Recently, we have begun to derive increasing amounts of revenue through indirect channel relationships with distributors, original equipment manufacturers, value-added resellers and systems integrators. Our third-party relationships have typically been with companies that embed our product within their products, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. During 1998, we expanded our international presence by opening a sales and support office in London, England, and in 2000 and 2001, we opened sales offices in Japan and Germany, respectively. Currently, we generate our international revenue primarily through distributors. We plan to aggressively expand our sales force and the market awareness of our company and our products. As a result, we expect to incur substantial expenditures related to programs designed to achieve those goals.

      In September 1999, we acquired substantially all of the assets of GlobalCast, a provider of reliable multicast technology, for common stock with an aggregate value of $3.6 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, and $300,000 of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. Also, in connection with the GlobalCast acquisition, we recorded intangible assets of $2.9 million. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast.

      In March 2000, we acquired WhiteBarn, a professional services and software development company focused on reliable multicast and network protocols, for a combination of cash, stock and options to purchase our common stock that had an aggregate value of $4.9 million. The transaction was accounted for as a purchase. In this acquisition, the acquired technology included existing technology, but not in-process research and development. In connection with the WhiteBarn acquisition, we recorded intangible assets of $4.4 million, which we are amortizing over a two to three year period.

      We have a limited operating history since the implementation of our current business strategy. We believe our success is dependent upon our ability to rapidly expand our customer base and enhance our technology. Over the past 12 months we have invested substantial resources in our sales and marketing and research and development activities. We generally expect to maintain, but not increase our levels of expenditures in these areas, and therefore we expect to incur operating losses for the foreseeable future.

      In connection with the granting of stock options to our employees through June 30, 2001, we have recorded deferred stock compensation totaling approximately $20.2 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months.

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

RESULTS OF OPERATIONS

      The following table sets forth the results of operations for the three months ended June 30, 2001 and 2000 expressed as a percentage of total revenue.

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                              ------------------      -----------------
                                               2001         2000       2001       2000
                                              -----        -----      -----      ------
Revenue:
  Licenses                                       43%         61%         55%       62%
  Maintenance                                    33          18          26        21
  Professional services                          24          21          19        17
                                               ----        ----        ----      ----
    Total revenue                               100         100         100       100
                                               ----        ----        ----      ----

Cost of revenue:
  Licenses                                        0           1           1         2
  Maintenance                                    11           5          10         5
  Professional services                          18          13          12         8
  Amortization of deferred stock                  6           9           6         7
   compensation                                ----        ----        ----      ----
    Total cost of revenue                        35          28          29        22
                                               ----        ----        ----      ----
    Gross profit                                 65          72          71        78
                                               ----        ----        ----      ----

Operating expenses:
  Sales and marketing                           109          55          96        54
  Research and development                       81          36          73        32
  General and administrative                     28          12          27        14
  Amortization of deferred stock
   compensation:
      Sales and marketing                         4          27          15        22
      Research and development                   17          26          17        21
      General and administrative                 11          17          12        24
  Excess facilities cost                         10           0           5         0
  Amortization of goodwill and intangible
   assets                                        66          14          30        11
                                               ----        ----        ----      ----
    Total operating expenses                    326         187         275       178
                                               ----        ----        ----      ----
    Loss from operations                       (261)       (115)       (204)     (100)
Interest income and other, net                   22           3          26         2
                                               ----        ----        ----      ----
    Net loss                                   (239)%      (112)%      (178)%     (98)%
                                               ----        ----        ----      ----


REVENUE


      Total revenue decreased by $1.6 million, or 38%, to $2.8 million in the three months ended June 30, 2001, from $4.4 million in the three months ended June 30, 2000. Total revenue decreased $556,000, or 5%, to $10.3 million for the nine months ended June 30, 2001, from $10.8 million in the nine months ended June 30, 2000. Licenses and associated maintenance revenue represented 43% and 55% of total revenue for the three and nine months ended June 30, 2001 and 61% and 63% of total revenue in the three and nine months ended June 30, 2000. The decrease in total revenue for the three and nine month periods was primarily due to a decrease in software license revenue. The United States and Europe have been experiencing a general decline in economic conditions, which has led to reduced demand for a variety of goods and services, including high technology goods and services. During the three and nine months ended June 30, 2001, we saw a significant decrease in the overall demand for our products and services that resulted in lower than anticipated license revenue and a greater than anticipated net loss. We plan to continue to monitor the status of the United States and European economies and, specifically, demand for our products. One customer accounted for more than 10% of our total revenue in the three and nine months ended June 30, 2001. Two customers each accounted for more than 10% of our total revenue in the three months ended June 30, 2000. No customer accounted for more than 10% of our total revenue in the nine months ended June 30, 2000. During the three months ended June 30, 2001, international revenue decreased by $952,000, or 70%, to $413,000, from $1.4 million in the three months ended June 30, 2000. In the nine months ended June 30, 2001, international revenue decreased by $1.0 million to $1.3 million, from $2.3 million in the nine months ended June 30, 2000. International revenue was 15% and 31% of our total revenue in the three months ended June 30, 2001 and 2000, respectively, and 12% and 21% of our total revenue in the nine months ended June 30, 2001 and 2000, respectively.


      Licenses. License revenue decreased by $1.5 million, or 56%, to $1.2 million in the three months ended June 30, 2001, from $2.7 million in the three months ended June 30, 2000. License revenue decreased by $1.1 million or 16%, to $5.7 million in the nine months ended June 30, 2001, from $6.8 million in the nine months ended June 30, 2000. The decrease in license revenue was due to a decrease in the number of SmartSockets software licenses, partially offset by an increase in the number of SmartMulticast software licenses. As a percentage of total revenue, license revenue represented 43% and 61% in the three months ended June 30, 2001 and 2000, respectively, and 55% and 63% in the nine months ended June 30, 2001 and 2000, respectively. The decrease in license revenue in absolute dollars and as a percentage of total revenue for both periods was a result of a continued softness in the overall customer demand for software licenses. We have seen a shift from larger initial license transactions to lower dollar transactions as customers become more cautious in their purchasing decisions. In addition to the weakness in the United States economy that has been prevalent over the last six months, we are also experiencing the effects of an economic downturn in the European markets. This weakness was reflected in the reduced contribution from international revenue in terms of absolute dollars and as a percentage of total revenue.

      Maintenance. Maintenance revenue increased by $130,000, or 17%, to $911,000 in the three months ended June 30, 2001, from $781,000 for the three months ended June 30, 2000. Maintenance revenue increased by $429,000, or 19% to $2.7 million in the nine months ended June 30, 2001, from $2.2 million in the nine months ended June 30, 2000. The increase in maintenance revenue was due to larger installed base of customers receiving ongoing maintenance. As a percentage of total revenue, maintenance revenue represented 33% and 18% in the three months ended June 30, 2001 and 2000, respectively, and 26% and 21% in the nine months ended June 30, 2001 and 2000.

      Professional services. Professional services revenue decreased by $278,000, or 30%, to $662,000 in the three months ended June 30, 2001, from $940,000 in the three months ended June 30, 2000. Professional services increased by $107,000, or 6%, to $1.9 million in the nine months ended June 30, 2001, from $1.8 million for the nine months ended June 30, 2000, respectively. The decrease in professional services during the three months ended June 30, 2001 was a result of the continued softness in overall customer demand for high technology services as discussed above. The increase for the nine months ended June 30, 2001 is primarily a result of services delivered to new customers obtained through our acquisition of WhiteBarn in March 2000 through the first six months of our fiscal year. As a percentage of total revenue, professional services revenue represented 24% and 21% in the three months ended June 30, 2001 and 2000, and 19% and 17% in the nine months ended June 30, 2001 and 2000, respectively.

COST OF REVENUE

      In the three months ended June 30, 2001, cost of revenue decreased by $253,000, or 21%, to $980,000, from $1.2 million in the three months ended June 30, 2000. Cost of revenue increased by $604,000, or 26%, to $2.9 million in the nine months ended June 30, 2001, from $2.3 million in nine months ended June 30, 2000. The decrease in cost of revenue for the three months ended June 30, 2001, was primarily a result of a $226,000 decrease in amortization of deferred stock compensation associated with terminated employees. The remaining decrease in cost of revenue was attributable to the decrease in associated revenue. The increase in cost of revenue in the nine months ended June 30, 2001 was attributable to increased costs during the first six months of our fiscal year related to our growing maintenance and professional services departments, some of which resulted from personnel acquired in connection with our acquisition of WhiteBarn. As a percentage of total revenue, cost of revenue represented 35% and 28% in the three months ended June 30, 2001 and 2000, respectively, and represented 29% and 22% in the nine months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue as a percentage of total revenue was the result of the increase in costs associated with personnel responsible for delivering the additional professional services revenue, which typically has a lower gross margin than other types of revenue, personnel increases associated with customer support to provide increased support capabilities across a wider cross section of product lines, and lower overall software license revenue.

      Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. In the three months ended June 30, 2001, cost of license revenue decreased by $57,000, or 81%, to $13,000 from $70,000 in the three months ended June 30, 2000. Cost of license revenue decreased by $200,000, or 86%, to $32,000 in the nine months ended June 30, 2001, from $232,000 in nine months ended June 30, 2000. The decrease in cost of license revenue was attributable to a decrease in overall license revenue, particularly lower license revenue from royalty-bearing products. We anticipate the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue, and the mix of license revenue among various products, fluctuates. As a percentage of license revenue, cost of license revenue represented 1% and 3% in both the three and nine months ended June 30, 2001 and 2000, respectively.

      Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue increased by $91,000, or 42%, to $303,000 in the three months ended June 30, 2001, from $212,000 in the three months ended June 30, 2000. In the nine months ended June 30, 2001, cost of maintenance revenue increased by $466,000, or 83%, to $1.0 million, from $561,000 in the nine months ended June 30, 2000. The increase in cost of maintenance revenue was due to increased personnel and contractors hired in order to provide increased support capabilities to our growing installed base of customers across a broader product line. As a percentage of maintenance revenue, cost of maintenance revenue represented 33% and 27% in the three months ended June 30, 2001 and 2000, respectively, and represented 38% and 25% in the nine months ended June 30, 2001 and 2000. We anticipate that our cost of maintenance revenue will remain relatively constant in terms of absolute dollars over the next six months.

      Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation and training services for our customers. Cost of professional services revenue decreased by $61,000, or 11%, to $499,000 in the three months ended June 30, 2001, from $560,000 in the three months ended June 30, 2000. In the nine months ended June 30, 2001, cost of professional services increased $364,000, or 43%, to $1.2 million, from $856,000 in the nine months ended June 30, 2000. The decrease in cost of professional services revenue for the three months ended June 30, 2001 was a result of the associated decrease in professional services revenue for that period, offset in part by an increase in professional services infrastructure. A portion of the dollar increase in cost of professional services revenue for the nine months ended June 30, 2001, was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in cost of professional services revenue was a result of additional personnel deployed on our professional services engagements and an increase in management and other infrastructure associated with delivering services. As a percentage of professional services revenue, cost of professional services revenue represented 75% and 60% in the three months ended June 30, 2001 and 2000, respectively, and represented 63% and 47% in the nine months ended June 30, 2001 and 2000. The increase in the cost of professional services revenue as a percentage of professional services revenue was a result of increasing the management and other infrastructure associated with delivering our professional services. Provided our revenue from professional services continues to grow, we anticipate that the cost of professional services revenue will also continue to increase in terms of absolute dollars as we continue to expand our service offerings and increase the overall infrastructure related to our professional services organization.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenue decreased by $226,000, to $165,000 in the three months ended June 30, 2001 from $391,000 in the three months ended June 30, 2000. In the nine months ended June 30, 2001, amortization of deferred stock compensation in cost of revenue decreased by $25,000 to $665,000, from $690,000 in the nine months ended June 30, 2000.

OPERATING EXPENSES

      Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses increased by $571,000, or 23%, to $3.0 million in the three months ended June 30, 2001, from $2.5 million in the three months ended June 30, 2000. In the nine months ended June 30, 2001, sales and marketing expenses increased by $4.0 million, or 69%, to $9.9 million, from $5.9 million in the nine months ended June 30, 2000. The increase in sales and marketing expenses was due to substantial expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs. As a percentage of total revenue, sales and marketing expenses represented 109% and 55% in the three months ended June 30, 2001 and 2000, respectively, and represented 96% and 54% in the nine months ended June 30, 2001 and 2000, respectively. We plan to closely monitor our spending in sales and marketing in the coming months to better align such spending with anticipated revenue. As a result, we expect sales and marketing expenses to remain relatively flat, with perhaps a slight increase, on an absolute basis.

      Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred , under our current engineering processes, the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses increased by $639,000, or 40%, to $2.2 million in the three months ended June 30, 2001, from $1.6 million in the three months ended June 30, 2000. In the nine months ended June 30, 2001, research and development expenses increased by $4.0 million, or 115%, to $7.5 million, from $3.5 million In the nine months ended June 30, 2000. A portion of the increase for the three months ended June 30, 2001 was a result of personnel acquired in the acquisition of WhiteBarn. The remainder of the increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance and documentation departments. As a percentage of total revenue, research and development expenses represented 81% and 36% in the three months ended June 30, 2001 and 2000, respectively; compared with 73% and 32% in the nine months ended June 30, 2001 and 2000, respectively. We believe that our product development activities are important to attaining our strategic objectives. We expect to maintain current levels of investment in research and development on an absolute basis.

      General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses, bad debt expense and other general corporate expenses. General and administrative expenses increased by $260,000, or 50%, to $779,000 in the three months ended June 30, 2001, from $519,000 in the three months ended June 30, 2000. For the nine months ended June 30, 2001, general and administrative expenses increased by $1.3 million, or 85%, to $2.8 million, from $1.5 million in the nine months ended June 30, 2000. The increase in general and administrative expenses was due to increased personnel expenses in finance and administration and in information systems as well as increases in professional fees associated with the additional requirements of being a public company. As a percentage of total revenue, general and administrative expenses represented 28% and 12% in the three months ended June 30, 2001 and 2000, respectively; compared with 27% and 14% in the nine months ended June 30, 2001 and 2000, respectively. We expect general and administrative expenses to remain relatively flat on an absolute basis.

      Amortization of deferred stock compensation. During the three months ended June 30, 2001, we recorded $881,000 of amortization of deferred stock compensation in operating expenses, representing $117,000 of additional sales and marketing expenses, $459,000 of additional research and development expenses and $305,000 of additional general and administrative expenses. During the nine months ended June 30, 2001, we recorded $4.5 million of amortization of deferred stock compensation in operating expenses, representing $1.6 million of additional sales and marketing expenses, $1.7 million of additional research and development expenses and $1.2 million of additional general and administrative expenses. During the three and nine months ended June 30, 2000, we recorded $3.1 million and $7.3 million, respectively, of amortization of deferred stock compensation.

      Excess facilities cost. Excess facilities cost was $275,000 for the three months ended June 30, 2001, and $549,000 for the nine months ended June 30, 2001. This amount represents expenses related to real estate commitments in excess of projected needs.

      Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $1.8 million and $608,000 in the three months ended June 30, 2001 and 2000, respectively. In the nine months ended June 30, 2001 and 2000, amortization of goodwill and intangible assets was $3.0 million and $1.2 million, respectively. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of GlobalCast in September 1999 and WhiteBarn in March 2000. Included in the $1.8 million and $3.0 million of amortization of goodwill and intangible assets for the three and nine months ended June 30, 2001 was $1.2 million representing a writedown of the carrying value of the goodwill associated with the acquisition of GlobalCast. As of June 30, 2001, our stock price has declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. Due to these changes, the changes in the markets in which we compete in the United States and global economy, and changes in the market for the multicast products significantly diminishing the market for the proprietary technology from GlobalCast, we began a process to determine whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process included a detailed analysis of estimated cash flows that we expected to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. As a result of our detailed analysis and investigation, we determined that there was an impairment of goodwill associated with the acquisition of GlobalCast. The carrying value of this asset of $1.2 million has been written off as a charge against our operating results in the three months ended June 30, 2001.

INTEREST INCOME AND OTHER, NET

      Interest income and other, net consists of interest income, net of interest expense and losses on foreign currency transactions. Interest income and other, net resulted in income of $615,000 and $2.7 million for the three and nine months ended June 30, 2001, respectively, compared to income of $126,000 and $157,000 for the three and nine months ended June 30, 2000. The increase is attributable to higher interest income and lower interest expense in the more recent periods following our private equity funding in February 2000 and our initial public offering in July 2000. Our average cash reserves in interest-bearing accounts were thus significantly higher, and the outstanding balance on our line of credit was lower, during the three and nine months ended June 30, 2001 than in the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to our initial public offering, we funded our operations through private sales of redeemable convertible preferred stock, internal operations, and, to a lesser extent, through our credit facilities. In February 2000, we raised $9.9 million through a private sale of redeemable convertible preferred stock. On July 20, 2000, we completed an initial public offering of 4.2 million shares of our common stock at $16.00 per share. Net proceeds from this offering were $60 million, net of underwriters' commissions and offering expenses.

      Net cash used in operating activities was $11.0 million for the nine months ended June 30, 2001. Net cash used in operating activities was $1.6 million for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, substantially all of net cash used in operating activities was attributable to our net loss of $18.3 million, which included $9.1 million in non-cash charges, and a reduction in accounts payable and other accrued expenses of $1.5 million. For the nine months ended June 30, 2000, net cash used in operating activities was primarily due to our net loss of $10.6 million, which included $9.5 million in noncash charges, an increase of $1.4 million in prepaid offering expenses and an increase in deferred revenue of $606,000, offset in part by a decrease in accounts receivable of $406,000, and increases in accounts payable and accrued payroll of $1.2 million.

      Net cash provided by investing activities was $10.4 million for the nine months ended June 30, 2001 and net cash used in investing activities was $8.0 million for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, net cash provided by investing activities was primarily related to the sale of short-term investments, partially offset by purchases of property and equipment. For the nine months ended June 30, 2000, net cash used in investing activities represented purchases of short-term investments, net of proceeds from the sale of short-term investments, totaling $6.4 million, the acquisition of WhiteBarn, net of cash acquired, and purchases of property and equipment.

      Net cash provided by financing activities was $6,000 for the nine months ended June 30, 2001 and $9.2 million for the nine months ended June 30, 2000. For the nine months ended June 30, 2001, net cash provided by financing activities was mainly related to the sale of common stock through employee stock options. For the nine months ended June 30, 2000, net cash provided by financing activities was primarily attributable to the sale of preferred stock, and to a lesser extent, the sale of common stock through the exercise of employee stock options, offset by a repayment of our line of credit.

      As of June 30, 2001, we had approximately $55.3 million in cash, cash equivalents, and short-term investments, and working capital of $50.5 million. Our commitments consist primarily of amounts due under our operating leases. As of that date, we also had a line of credit under which we could borrow up to $2.0 million with a revolving maturity date of February 22, 2002, at an interest rate of prime plus 0.25%. Any borrowing would be collateralized by accounts receivable and other assets of ours. We have no borrowings under this line of credit and are in compliance with all required financial ratios and covenants. We have no material commitments for capital expenditures; however, we expect that both capital expenditures and operating lease commitments will increase to the extent we expand our operations and personnel worldwide. For the next twelve months, we expect our capital expenditures to be approximately $1.5 million. We may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

      We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $1.7 million in fiscal 1998, $3.5 million in fiscal 1999, $15.0 million in fiscal 2000 and $18.3 million in the first nine months of fiscal 2001. As of June 30, 2001, we had an accumulated deficit of approximately $43.2 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. While we intend to maintain controls on expenses at approximately current levels, it may be necessary to increase our future product development, sales and marketing, and administrative expenses. In any event, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

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

      Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our license revenue for a given quarter has often been derived from fewer than ten customers. For example, in the quarter ended June 30, 2001, nine customers represented more than 50% of total revenue. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

      Other factors that may cause our revenue or operating results to fall short of expectations include:

      - the uncertainty of current economic conditions and their effect on customer purchase decisions;

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

WE DERIVE MORE THAN 80% OF OUR TOTAL REVENUE FROM OUR SMARTSOCKETS PRODUCT LINE, AND IF DEMAND FOR SMARTSOCKETS DECREASES OR DOES NOT INCREASE, OUR TOTAL REVENUE WILL NOT INCREASE AND MAY DECREASE.

      We currently derive more than 80% of our total revenue from licensing our SmartSockets software product line and providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our revenue from these sources for the foreseeable future. Accordingly, our future operating results will depend on the demand for SmartSockets by future customers. If our competitors release products that are superior to SmartSockets in performance or price, if SmartSockets is not widely accepted by the market, or if we fail to enhance SmartSockets and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for SmartSockets or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition and operating results.

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

      EAI Vendors. We currently face competition from various enterprise application integration, or EAI, vendors that offer some of the features of our products in their technology. These EAI vendors include webMethods and Vitria Technology.

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

      We have recently devoted substantial resources to penetrating new target markets, including the market for Internet infrastructure software. If we fail to address the needs of these new markets, our revenue growth will be impaired. Historically, we have directed our sales and marketing efforts toward companies in the financial services, telecommunications and aerospace industries. Over the last 12 months, less than 10% of our revenue had been derived from customers in the Internet infrastructure market. This market is new and rapidly changing. Customers in this market and other potential new markets are likely to have different requirements than our current customers, and may require us to change our product design or features, sales methods, support capabilities or pricing policies. The costs of addressing these requirements, as well as the failure to do so, could be substantial and could adversely affect our operating results.

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

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS, AND THE SUCCESS OF OUR INTERNATIONAL EXPANSION IS SUBJECT TO SIGNIFICANT UNCERTAINTIES.

      Revenue from the sale of our products and services outside the United States accounted for 12% and 21% of our total revenue in the first nine months of fiscal 2001 and in fiscal 2000, respectively. We believe that we must expand our international sales and distribution operations to be successful. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

      We have made and may continue to make acquisitions of other companies in order to expand our business and services. For example, in September 1999 we acquired the assets of GlobalCast, a provider of reliable multicast products and services. In addition, in March 2000, we acquired WhiteBarn, a provider of reliable multicast-related consulting services and developer of multicast technology. Integrating newly acquired organizations and technologies into our company could be expensive and time-consuming and may strain our resources. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet or operating results. For example, in connection with the acquisition of substantially all of the assets of GlobalCast, we recorded approximately $2.9 million in goodwill and other intangibles, and, in connection with the acquisition of WhiteBarn, we recorded approximately $4.4 million in goodwill and other intangibles, which will be amortized over a period of two to three years. However, new FASB guidelines relating to accounting for goodwill could make our future acquisition-related charges less predictable in any given reporting period. It is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of potential future acquisitions. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast.

      Additionally, we cannot make any assurances that we will be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, that we will be able to make these acquisitions on commercially reasonable terms or at all.

THE GOODWILL AND OTHER INTANGIBLE ASSETS WE RECORDED AS A RESULT OF OUR ACQUISITIONS MAY BECOME IMPAIRED.

      We have acquired two companies since we were incorporated, GlobalCast Communications in September 1999, and WhiteBarn in March 2000, both of which were accounted for as purchase business combinations. In conjunction with these acquisitions, we recorded $7.3 million in goodwill and other intangible assets. As of June 30, 2001, our stock price has declined significantly since the respective valuation dates of the shares issued in connection with each acquisition.

      Due to these changes, along with changes in the markets in which we compete and the United States and global economy, we performed an impairment assessment of the carrying values of our goodwill and other intangible assets. An asset is considered impaired when the undiscounted cash flows projected to be generated from the asset over its remaining useful life is less than the recorded amount of that asset. Impairment losses are measured based on the difference between the asset's fair value and carrying amount and are recorded as impairment write-downs in the consolidated statements of operations in the period that an indicator of impairment arises. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast. Future significant impairments would harm our financial position and operating results if and when it is recorded.

THE RAPID GROWTH OF OUR OPERATIONS COULD STRAIN OUR RESOURCES AND CAUSE OUR BUSINESS TO SUFFER.

      Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Over the past 12 months, we have increased our headcount substantially. This growth may place a significant strain on our management systems, infrastructure, and other resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to train, and manage our workforce worldwide. As part of our growth plan, in December 2000 we leased an additional 13,000 square feet of office space. Given current economic conditions and revisions to our hiring plans, we do not plan to have use for this space in the near future and have been attempting to sublease this space. The current real estate market conditions have softened and we may have difficulty finding sublease tenants.
We are currently reporting costs associated with this lease as excess facilities costs on our income statement. As we are able to further determine the actual future liability associated with this excess facility, we may incur a charge related to future costs of this lease. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. If we do not manage our growth efficiently and effectively, it could adversely affect our business, operating results and financial condition.

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

IF WE ARE UNABLE TO HIRE, TRAIN, AND RETAIN SALES, MARKETING, ENGINEERING AND FINANCE PERSONNEL, OUR GROWTH WILL BE IMPAIRED.

      In order to grow our business successfully and maintain a high level of quality and service, we will need to recruit, retain, and motivate additional highly skilled sales, marketing, engineering and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth will be impaired. In addition, as a company focused on the development of complex software products, we will need to recruit, retain and motivate software developers and engineers, systems architects and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. We may have even greater difficulty recruiting potential employees now that we have completed our initial public offering if they perceive the equity component of our compensation package to be less valuable than prior to our initial public offering. Furthermore, new employees require training, take time to achieve full productivity, and, in light of the high rate of turnover for these employees, may be difficult to retain.

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

      As of June 30, 2001, our executive officers, directors, entities affiliated with them and other five percent stockholders, in the aggregate, beneficially owned approximately 40% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors. These actions might be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT MARKET PRICES FOR OUR COMMON STOCK.

      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. As of July 31, 2001, we had outstanding 19,108,927 shares of common stock. Of these shares, the 4,200,000 shares sold in our initial public offering were freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act of 1933. 14,755,880 of the remaining shares of common stock held by our stockholders prior to our initial public offering were subject to 180-day "lock-up" agreements with the underwriters or with us. The 180-day lock-up period ended on January 16, 2001, and pursuant to Rule 144, 12,283,383 of these shares were immediately subject to sale in the public market without registration subject to volume limitations. The remaining shares held by our existing stockholders will become available for sale pursuant to Rule 144 at varying times. Stockholders owning 9,193,831 shares are entitled, pursuant to contractual provisions providing for registration rights, to require us to register our securities owned by them for public sale. In addition, as of June 30, 2001, we had 2,762,035 shares issuable under outstanding options and warrants, 848,063 of which were exercisable. On July 21, 2000, we filed a registration statement to register for resale, subject to the terms of the lock-up agreements, shares issuable upon the exercise of outstanding stock options and shares reserved for future issuance under our stock option and stock purchase plans.

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

INTEREST RATE RISK

      As of June 30, 2001, we had cash and highly liquid short-term investments totaling $55.3 million. Declines in interest rates will reduce our interest income from our short-term investments. Based upon our balance of cash and short-term investments at June 30, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of $277,000. As of June 30, 2001, we did not have any short-term or long-term debt outstanding.

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On August 10, 2001 a stockholder class action complaints was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and three underwriters of our initial public offering. The complaint was brought on behalf of purchasers of our common stock between July 20, 2000 and December 6, 2000. The complaint has been brought as a purported stockholder class action under Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaint alleges, among other things, that Talarian and the individual defendants named in the complaint violated the federal securities laws by issuing and selling our common stock in our initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. Similar complaints have been filed against a number of other companies that had initial public offerings in 1999 and 2000. We have not yet responded to this lawsuit, and no discovery has been conducted. We believe that the allegations in this action are without merit, and we intend to defend against this action vigorously, but we cannot give any assurance that it will not have a material adverse effect on the Company.

      In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this quarterly report on Form 10-Q, except as described herein, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flow.

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

      We paid to the underwriters underwriting discounts and commissions totaling $4.7 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounted to total estimated expenses of $7.2 million. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $60 million. From the effective date of the registration statement through June 30, 2001, the proceeds from the offering have been used to fund $11.8 million of working capital and general corporate needs. In addition, we applied $35.2 million of the proceeds towards short-term investments, and $1.7 million of the proceeds towards purchase and installation of machinery and equipment. The remaining proceeds are held in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

ITEM 5. OTHER INFORMATION

      Joseph Addiego, Senior Vice President, Sales and Marketing, resigned effective April 1, 2001. We are currently conducting a search for his replacement. Mark Mahowald, formerly our Vice President, Multicast and Networking, has been promoted to Chief Operating Officer. Steven Gimnicher, formerly Vice President of Engineering, now serves as our Vice President, Marketing. The Company is currently conducting a search for both a Vice President of Sales and a Vice President of Engineering. Paul Larson, our President and Chief Executive Officer, and Mark Mahowald are serving as interim Vice President of Sales and Vice President of Engineering, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        None.

B.      Reports on Form 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TALARIAN CORPORATION

DATE:                                  SIGNATURE: /s/ Paul A. Larson
      --------------------------                  ------------------------------

                                                  Paul A. Larson
                                                  President and Chief Executive
                                                  Officer
                                                  (Duly Authorized Officer)


DATE:                                  SIGNATURE: /s/ Michael A. Morgan
      --------------------------                  ------------------------------

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