Form 10-K405
period 2001-09-30
TALARIAN CORP
filed 2001-12-21
CIK 857914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                   OR
      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 30, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on such date) was approximately $28,010,320.

     As of November 30, 2001, there were 19,303,203 shares of the Registrant's $0.001 par value Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive Proxy Statement for the Registrant's March 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Registration 14A, are incorporated by reference into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TALARIAN CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................
Item 2.   Properties..................................................
Item 3.   Legal Proceedings...........................................
Item 4.   Submission of Matters to a Vote of Security Holders.........

                                   PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................
Item 6.   Selected Consolidated Financial Data........................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................
Item 9.   Changes in and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........
Item 11.  Executive Compensation......................................
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................
          Signatures..................................................

                             ---------------------

     SmartSockets(R) is our registered trademark, and Talarian(TM), SmartSockets SSL(TM), SmartSockets Gateway(TM), SmartSockets MQ(TM), SmartSockets LiveDB(TM), SmartSockets Monitor(TM), SmartSockets for JMS(TM), RTie(TM), RTarchive(TM), SmartPGM FX(TM), Propagator(TM), SmartPGM(TM) , RTserver(TM), MQadmin(TM), RTdaq(TM), RThci(TM), RTplayback(TM), The world works in real-time(TM), exchange instantly, distribute globally(TM), GlobalCast(TM) and WhiteBarn(TM) are our trademarks. All other trademarks or trade names appearing elsewhere in this annual report are the property of their respective owners.

                                     PART I

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified by the use of words such as "may," "might," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," the negative of these terms, and other comparable terminology. These forward-looking statements may include, among other things, anticipated trends in our revenue and expenditures, expectations regarding our products and customers, our anticipated growth strategies, and anticipated trends in our business. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those we discuss in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" and elsewhere in this annual report. You should specifically consider the risks and uncertainties outlined here and in other reports we file with the SEC. We do not assume any obligation to update any such forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW

     We develop and market infrastructure software that enables businesses to exchange information reliably and securely in real time, both internally and with their partners, suppliers and customers. Our products and services allow software applications to communicate across local or wide area networks, including private networks and the Internet. Our flagship product, SmartSockets, facilitates the real-time distribution of information across virtually any type of network. SmartSockets also enables real-time, two-way communications between distributed computer networks and mobile information devices such as hand-held computers. SmartSockets uses both a publish-subscribe model of communication to deliver information to those applications that need it automatically as it becomes available, and a queuing model of communication to store information and deliver it at a later time if the application cannot currently be reached. Additionally, using our SmartSockets Multicast product, SmartSockets can now use multicast protocols to deliver data from a few senders to large groups of simultaneous recipients. This capability, termed "adaptive multicast" gives SmartSockets built-in intelligence in order to use whichever data delivery mechanism is more efficient based upon the type of data, the intended recipients, and the sender's and user's network topology.

     Our products use Transmission Control Protocol/Internet Protocol, or TCP/IP, the standard Internet protocol for one-to-one communication, or unicast, and reliable multicast protocols for one-to-many communication. Multicast allows information requested by multiple applications to be sent only once, rather than as multiple separate messages to each application. As a result, multicast can provide information simultaneously to multiple applications and use the existing capacity, or bandwidth, of the network more efficiently. In addition to the foregoing products, we also provide connectivity products that facilitate the exchange of information with external sources, security products that enhance the security of an application, and monitoring and management tools that monitor system and application parameters in local or wide area networks. Our products based upon multicast protocols include SmartPGM, SmartPGM FX, SmartPGM Propagator, SmartSockets for JMS, and SmartSockets Multicast. Our products provide businesses with a robust and easy-to-use method of distributing relevant, time-critical information that continues to operate efficiently, or "scale," with networks as they grow. We also offer professional services that assist our customers in systems planning, architecture and design, custom development and systems integration for the rapid deployment of our products.

     Our products are designed for and implemented in demanding, mission-critical environments with high volumes of users and data. Our products have been deployed by over 300 companies in a variety of markets such as financial services, networking, satellite communications, securities and energy exchanges, telecommunications and transportation, as well as embedded in the products of independent software vendors. Our end-user customers include 3Com, American Stock Exchange, Credit Suisse First Boston, D.E. Shaw, Lockheed Martin, MCI WorldCom, Raytheon Systems, and SIAC (the New York Stock Exchange). We have also entered into agreements with Aspect Telecommunications, BMC Software, Double Click,

Micromuse, Nortel Networks, and Novell that allow them to embed our infrastructure software in their product offerings.

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

OUR SOLUTION

     We deliver infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably, and securely across virtually any type of network, including the Internet. Our flagship product, SmartSockets, is able to run on a wide variety of platforms and systems including Windows, UNIX, Linux, OpenVMS, IBM mainframes
(MVS), and real-time operating systems (VxWorks). SmartSockets also offers programming interfaces for most major programming models, including C+, C++, Java, JMS, and COM (Microsoft). Our SmartMQ product integrates queuing capability with SmartSockets real-time middleware solutions. SmartPGM and its add-on products, are an effective way to transmit large amounts of data to a group of receivers simultaneously from a single point of origin. They provide a simplified application program interface, or API, for multicast applications and provides file transfer over Internet Protocol multicast capable networks. The SmartPGM products permit the distribution of rich content including XML, video, audio, software executables, and graphics files to multiple sites in a highly efficient manner. Our products provide our customers with all the following benefits:

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

     - High Scalability. Our infrastructure products are scalable in terms of transaction volumes, numbers of users and geographic locations of users and applications. They enable businesses to add new clients, servers, and applications easily without having to rewrite software. By using many of the techniques that have made the Internet scalable, including the development of reliable multicast, we provide our customers with a software infrastructure that allows them to take advantage of the rapid expansion of distributed networks.

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

PRODUCTS AND SERVICES

     Our messaging technology was originally created more than a decade ago and has been further developed over the past ten years. It originally served as the real-time infrastructure for a number of demanding, high-performance aerospace applications, including network management, satellite operations, launch control systems, large-scale integration and test, and other command and control applications. Almost all of these systems were mission- or life-critical, requiring the highest levels of performance and reliability. Today, our technology is used in a variety of demanding, high-performance environments, including financial exchanges, telecommunications, and aerospace applications.

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

     Our products fall into the following categories:

     Data Delivery. Our data delivery, or messaging, category of products, form the core of our product lines and provide a variety of message delivery paradigms, including reliable, real-time, and queued delivery of information between applications on a network. It enables organizations to integrate diverse computer applications by connecting each application to a network through a single interface, instead of directly linking each application to all other applications. Applications operating within a network of that type communicate by exchanging messages, or "packets" of data, which can contain many different forms of information, including audio, video, file, HTML, XML, database records, text, numbers and structures. Our messaging technology also supports a wide range of communication models used in organizations for delivery of messages, including:

     - Publish-subscribe, where information is automatically delivered to applications that have previously expressed an interest in that type of information when it becomes available;

     - Multicast, where information requested by several applications can be sent only once, rather than as separate messages to each application, reducing the complexity and cost of information distribution within an organization;

     - Queuing, where information is placed in persistent storage until an application, or another queue, is ready to accept the information;

     - Peer-to-peer, where a message is passed directly between two applications; and

     - Request-reply, where information is requested and a result is returned.

     Connectivity. This category of products is used to connect external sources of information to our core products. They include:

     - Data base adapters, which integrate databases such as those from Oracle, IBM, and others;

     - Web integration, which provides a way to integrate with the world-wide web, including critical coexistence capabilities such as HTTP-tunneling required to securely pass through corporate firewalls and proxy servers;

     - Data feed handlers, which integrate financial data feeds with SmartSockets.

     Security. This category covers products that enhance the security of the overall system via encryption, authentication, and entitlement mechanisms.

     Monitoring and Management. Our technology can be configured to monitor system and application parameters in local or wide area networks, including the Internet, using intuitive graphical user interfaces and SNMP-based implementations. This technology enables users to monitor, configure, administer, and operate large-scale systems built upon our infrastructure software and ensure reliable operation.

     Our current products are as follows:

  DATA DELIVERY PRODUCTS

     We currently offer the following data delivery, or messaging infrastructure, products.

     - SmartSockets facilitates selective information delivery by enabling messages to be delivered automatically only to interested applications, also called "subscribers." SmartSockets supports publish-subscribe, request-reply, and peer-to-peer messaging. SmartSockets uses both the networking protocols of the Internet and reliable multicast to provide highly efficient one-to-one, one-to-many, and many-to-many communications. SmartSockets can operate over virtually any network type, including the Internet and wireless networks. This product also offers a variety of services that complement the messaging function, such as fault tolerance, guaranteed message delivery, data encryption, authentication, load balancing, and data translation. SmartSockets provides efficient networking and high scalability, and can be embedded in the products of independent software vendors as well as an organization's existing information system. We also offer the following optional add-on modules to SmartSockets that extend its functionality:

      - SmartSockets for JMS is our implementation of Sun Microsystems' JavaMessage Service (JMS) specification. SmartSockets for JMS offers real-time, enterprise messaging using an industry-standard API. SmartSockets for JMS runs on top of our SmartSockets high performance, real-time messaging infrastructure.

      - SmartMQ is a message queuing product that provides complementary functionality to SmartSockets. SmartMQ enables a system to store messages and facilitates backup and audit capabilities. This product is designed for use in applications where transactions, in addition to being processed in real time, must be available to be processed if a system fails, and be subject to verification and audit. SmartMQ is tightly integrated with SmartSockets and thus facilitates a seamless integration of the queuing and publish-subscribe communication models. It can also interoperate with IBM's MQSeries message queuing product, allowing companies to leverage their investment in legacy systems.

      - SmartPGM is our implementation of a real-time, reliable multicast protocol known as Pragmatic General Multicast, or PGM, that was originally specified by Cisco Systems. A network protocol determines how applications communicate with each other across a computer network. The performance of a computer network depends in part upon the protocols used by the network. We use TCP/IP, the standard Internet protocol for one-to-one, or unicast, communication in our SmartSockets product family. We also provide reliable multicast protocols that enable networks to manage and use existing bandwidth more efficiently. SmartPGM reliably and efficiently sends data from a few senders to large groups of simultaneous recipients. It can be deployed in a wide range of network types, including satellite, wireless, and Internet and enterprise networks. SmartPGM is an automatically configuring protocol that provides flexibility in changing recipient group members. SmartPGM can also support networks that aren't PGM enabled through its SmartPGM network elements. SmartPGM is designed as a service, or daemon, that communicates using a simplified API with applications requiring reliable multicast service. SmartPGM is supported by multiple vendors.

      - SmartSockets Multicast provides more advanced, scalable and efficient one-to-many communications via local and wide area networks, Internet and satellite connections. SmartSockets Multicast integrates PGM APIs from our SmartPGM product. From video and audio conferencing to live transmissions of multimedia training courses to stock tickers, SmartSockets Multicast enables new applications not possible with unicast (i.e. applications that require reliable, scalable and efficient one-to-many transmission of rich multimedia content.

      - SmartPGM FX (formerly SmartTransfer) provides a simple, easy to use command line interface and graphical user interface as well as a powerful set of utilities to simplify the setup and management of file transfers from a single sender to multiple receivers over an IP multicast and PGM capable network. It permits the distribution of any data files including: HTML, video, audio, graphic and data files to multiple sites in a highly efficient manner. SmartTransfer is built on top of SmartPGM, and accordingly allows a file to be efficiently delivered to a large number of recipients.

     These products also include development functionality that our customers use to permit our products to interface with their software applications.

     Our data delivery, or messaging infrastructure, products use both unicast and multicast protocols. Our messaging products can be accessed through a variety of platforms, programming interfaces such as C, C++, Java and ActiveX, and operating systems such as Windows, UNIX, Linux, MVS, OpenVMS, VxWorks and IBM mainframes. This cross platform support allows for intercommunication among all of these platforms, programming interfaces and operating systems. For example, the following three processes would be able to communicate directly: a Java process on Linux, an ActiveX process on Windows NT, and an MVS process written in C.

  CONNECTIVITY PRODUCTS

     We currently offer the following connectivity products:

     - SmartSockets LiveDB provides a seamless, cost-effective, high performance, off-the-shelf database adapter for large distributed systems. LiveDB extends the capabilities of SmartSockets and is a platform-independent add-on product that enables business-critical information stored in multiple enterprise systems and databases to be accessed, exchanged and distributed in real-time via SmartSockets without rewriting any code, modifying any applications, or learning any new APIs.

     - SmartSockets Gateway (formerly RTgateway) extends the messaging functionality of SmartSockets in several key areas. Using SmartSockets Gateway, organizations can connect diverse message sources and systems, enhance the scalability of their overall messaging infrastructure, implement content-based message routing and filtering schemes, and enjoy greater message routing flexibility with a choice of publish-subscribe or request-reply models.

     - SmartPGM Propagator for Oracle provides a multicast content transport solution for efficient database propagation through an integrated, interoperable addition to the Oracle Advanced Queueing (AQ) interface. SmartPGM Propagator eliminates redundant point-to-point transmissions, decreasing the bandwidth used for propagation and the amount of CPU used. SmartPGM Propagator for Oracle has been built around our PGM technology and Oracle's advanced queuing technology, and allows Oracle database customers requiring efficient and reliable content distribution to propagate business-critical information in a more cost-effective manner.

  SECURITY

     We currently offer the following security product:

     - SmartSockets SSL provides private, secure connections between SmartSockets processes. Using the industry-standard Secure Sockets Layer
       (SSL) protocol, SmartSockets SSL enables the highly secure transfer and exchange of information over intranets, extranets and the Internet -- without any reprogramming of existing SmartSockets applications.

  MONITORING AND MANAGEMENT TOOLS

     We offer the following product to monitor and manage networked applications utilizing our data delivery products:

     - SmartSockets Monitor (formerly RTmonitor) facilitates the monitoring and management of applications utilizing SmartSockets. Through an easy-to-use graphical interface, SmartSockets Monitor can be configured to monitor system and application parameters across both local and wide area networks. System events are viewed through a display application that can operate anywhere on the network and in multiple locations simultaneously without any change in system configuration.

MAINTENANCE AND SUPPORT

     We offer an array of software maintenance and support services to our customers. Our support organization provides services 24 hours a day, seven days a week. We have a worldwide support organization with key operations centers in Los Altos, California, Warrenville, Illinois and London, England. These centers provide the infrastructure for our around-the-clock call centers and hotline support. As of November 30, 2001, we had ten employees involved in our maintenance and support services.

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

PROFESSIONAL SERVICES AND TRAINING

     Our professional services organization offers a wide range of consulting services, including systems planning, architecture and design, custom development and systems integration for the rapid deployment of our products. We offer professional services with the initial deployment of our products, as well as on an ongoing basis to address the continuing needs of our customers. Our professional services staff is located in several offices in the United States and an office in London, England, enabling us to perform installations and respond to customer demands rapidly across the Americas and Europe. As of November 30, 2001, our professional services group consisted of sixteen employees. These individuals have expertise in the e-business, financial services and telecommunications industries. Many of our professional service employees have advanced degrees and/or substantial industry expertise in network architecture and design, as well as in networking protocols, including TCP/IP and reliable multicast.

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

ACQUISITIONS

     We have made two strategic acquisitions that have augmented our technology and provided us with additional consulting and development personnel in the reliable multicast area:

     GlobalCast Communications. We acquired substantially all of the assets of GlobalCast Communications, Inc., a Fremont, California-based company, in September 1999. GlobalCast was a provider of reliable multicast technology, and prior to our acquisition of GlobalCast, we had licensed a significant portion of GlobalCast's technology and had embedded it in our SmartSockets product. GlobalCast's primary product was based on RMTP-II technology. RMTP-II adds reliability and scalability to multicast. RMTP-II was developed by GlobalCast over a three-year period in conjunction with Lucent Technologies and academic experts, and was first sold by GlobalCast in 1998. GlobalCast had licensed some of the core algorithms of RMTP-II from Lucent, which has a patent on the technology. The license was assigned to us as a part of the acquisition of GlobalCast and is non-exclusive. While we draw upon the technology of RMTP-II in our multicast development, we are currently focusing our multicast protocol development and sales efforts on the SmartPGM products and are not currently shipping a commercial version of RMTP-II. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, related to our goodwill associated with our acquisition of GlobalCast.

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

SALES AND MARKETING

     We promote and license our software and sell our services primarily through a direct sales organization, and also indirectly through system integrators, foreign distributors, original equipment manufacturers and other resellers. As of November 30, 2001, we employed 33 sales and marketing personnel located in several U.S. cities and in the United Kingdom. We plan to prudently add personnel to our direct and indirect sales staff.

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

     We have made, and will continue to make, substantial investments in research and development. Research and development expenses were $9.8 million, $5.7 million, and $3.2 million in fiscal 2001, 2000, and 1999. As of November 30, 2001, we had 27 employees divided into five groups: client, server, security and other service, quality assurance and documentation. We plan to maintain our investment in research and development for the foreseeable future. All of our software development costs have been expensed as incurred. While we have licensed externally developed technology for integration into our products, most of our products and enhancements to those products have been developed internally. Additionally, we have in the past augmented our research and development efforts through the acquisitions of GlobalCast and WhiteBarn.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success is highly dependent upon our proprietary software technology, our trademarks, and brand names, and the goodwill associated them. We rely primarily on a combination of copyright, trademark, patent and trade secret laws, contractual provisions, confidentiality agreements with employees and third parties, and other similar measures to protect our proprietary information and intellectual property. We have registered "Talarian" and "SmartSockets" as our trademarks in the United States, and have applied to register "SmartSockets" in the European Community, Canada, and Japan. We acquired the registered trademark "Propagator" through our acquisition of GlobalCast. We have applied to register the Talarian logo in the United Sates, and have applied to register "Talarian" and the Talarian logo in the European Community, Canada, and Japan. We claim as common law trademarks the terms "GlobalCast," "WhiteBarn," "the world works in real time," "exchange instantly, distribute globally," the Talarian logo, and our product names "SmartPGM," "SmartPGM FX," "SmartSockets MQ," "SmartSockets Monitor," "SmartSockets Gateway," "SmartSockets for JMS," "SmartSockets SSL," "SmartSockets LiveDB," "MQadmin," RTserver," RTdaq," "RThci," RTplayback," RTie," and RTarchive." As of the date of this annual report, we do not own any issued patents, although we have four patent applications pending before the U.S. Patent and Trademark Office involving message transfer. We cannot predict when or whether we will receive any patents with respect to any of these applications.

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

EMPLOYEES

     As of November 30, 2001, we employed 117 people in Los Altos, California, in several cities across the United States, and in London, England. Of these employees:

     - 27 were engaged in research and development;

     - 33 in sales and marketing;

     - 36 in professional services and technical support; and

     - 21 in finance and other administrative departments.

     Eight of our employees are located in London, England. None of our employees is subject to any collective bargaining agreements. We believe our employee relations are good.

ITEM 2.  PROPERTIES

     We lease approximately 16,000 square feet and 13,000 square feet in two office buildings located in Los Altos, California under two separate lease agreements that expire in May 2005 and December 2005, respectively. We lease a total of approximately 13,000 square feet in a single office building in Warrenville, Illinois under a lease that expires in December 2005. We also lease office space in London, England and in various cities in the United States and internationally to support our sales and marketing personnel worldwide. These facilities are generally leased on a month-to-month basis or have terms that end in 12 months or less. As of September 30, 2001, our corporate facilities in California exceed our current and projected needs and we have recognized a loss of $1.3 million representing the unused portion of our future lease commitments. We believe that these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

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

     In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, except as described herein, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to holders of our securities during the quarter ended September 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock of our Company began trading on the Nasdaq National Market on July 21, 2000, under the symbol "TALR." Prior to that, there was no public market for our stock. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2001:
Fourth Quarter..............................................    2.34     1.34
Third Quarter...............................................    3.18     1.41
Second Quarter..............................................    5.00     2.25
First Quarter...............................................  $19.00   $ 3.00

FISCAL 2000:
Fourth Quarter (from July 21, 2000).........................  $22.75   $12.00

     As of November 30, 2001, there were approximately 255 stockholders of record of our Company's common stock.

     We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2001, we issued 68,888 shares of our Common Stock to an individual investor upon a net exercise of a warrant to purchase such stock. The sale and issuance of these securities to the investor was determined to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as a transaction not involving a public offering. The investor represented that he was an accredited investor and intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the share certificates issued in this transaction. The investor also represented that he had adequate access to information about the Company in connection with this transaction.

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

     We paid to the underwriters underwriting discounts and commissions totaling $4.7 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounted to total estimated expenses of $7.2 million. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $60 million. From the effective date of the registration statement through September 30, 2001, the proceeds from the offering have been used to fund $15.0 million of working capital and general corporate needs. In addition, we applied $35 million of the proceeds towards short-term investments, and $1.9 million of the proceeds towards purchase and installation of machinery and equipment. The remaining proceeds are held in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables summarize our consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this annual report.

     The consolidated statement of operations data for the years ended September 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of September 30, 2001 and 2000 are derived from our consolidated financial statements that have been audited by KPMG LLP, independent auditors, which are included elsewhere in this annual report on form 10-K. The consolidated statement of operations data for the years ended September 30, 1998 and 1997 and the consolidated balance sheet data as of September 30, 1999, 1998, and 1997 are derived from audited financial statements that are not included in this annual report on form 10-K.

                                                         YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             --------   --------   -------   -------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Licenses.................................  $  8,291   $ 10,553   $ 5,912   $ 5,100   $ 4,209
  Maintenance..............................     4,006      3,094     2,488     1,873     1,426
  Professional services....................     2,566      2,204       640       540       807
                                             --------   --------   -------   -------   -------
     Total revenue.........................    14,863     15,851     9,040     7,513     6,442
Gross profit...............................    10,900     12,447     7,872     6,448     5,230
Loss from operations.......................   (26,517)   (15,999)   (3,522)   (1,718)     (889)
Net loss...................................  $(23,385)  $(15,040)  $(3,539)  $(1,728)  $  (894)
Basic and diluted net loss per share
  attributable to common stockholders......  $  (1.27)  $  (3.08)  $ (1.30)  $ (0.80)  $ (0.57)
Basic and diluted common shares used in
  computation..............................    18,467      7,005     3,099     2,781     2,434

                                                         YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             --------   --------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..............................  $ 39,418   $ 67,738   $ 1,820   $ 3,204   $   901
Working capital............................    37,304     65,056    (1,240)      853       728
Total assets...............................    61,854     78,606     7,994     4,985     3,346
Debt, less current portion.................        --         --        83       225       289
Redeemable convertible preferred stock.....        --         --     8,644     8,146     7,648
Stockholders' equity (deficit).............    53,957     70,639    (8,288)   (8,877)   (6,671)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto and other financial information appearing elsewhere in this annual report.

OVERVIEW

     We develop and market infrastructure software products that allow our customers to distribute and share information in real time within and across organizations. Our products enable distributed computer applications to communicate quickly, reliably and securely across virtually any type of network, including the Internet.

     We were incorporated in November 1988. From inception through 1996, we derived a substantial majority of our revenue from a suite of software products used primarily in connection with mission-critical command and control operations in industries such as aerospace. In 1997, leveraging our technology developed for mission-critical command and control operations, we refocused our business strategy to provide infrastructure software for applications relying heavily upon the use of real-time, distributed systems. Our operating activities during 1997 and 1998 related primarily to developing our SmartSockets messaging infrastructure product line and directing our sales and marketing efforts to increase market awareness of our SmartSockets product in industries such as finance, telecommunications and computer hardware and services. In 1999, we launched SmartMQ, a message queuing product that provides complementary storage, backup and audit capabilities to SmartSockets. We also added Internet-related applications and industries, such as business-to-business e-commerce, to our sales and marketing focus and began a concerted effort to market our product to third-party partners such as original equipment manufacturers and value-added resellers. Additionally in 1999, we began incorporating reliable multicast capabilities into our SmartSockets product line. As part of our overall multicast initiative, we acquired substantially all of the assets of GlobalCast Communications, Inc. in September 1999, and acquired WhiteBarn, Inc. in March 2000. Later in 2000, we launched our SmartPGM IP multicast product suite that included SmartPGM and SmartPGM FX. In 2000, we also launched two products as add-on products to SmartSockets, SmartSockets SSL and SmartSockets Gateway.

     In 2001, we introduced two new SmartSockets add-on products, SmartSockets Multicast and SmartSockets LiveDB, and we extended our SmartPGM product line with SmartPGM Propagator for Oracle. Additionally in 2001, in part as a response to overall adverse economic conditions, we made a concerted effort to optimize our organizational structure and applied more aggressive cost containment programs. As a result, we closed remote offices in areas that were not providing adequate returns on our investments. Additionally, we began to focus our sales, marketing, and engineering resources primarily on the finance and aerospace industries, which we believed had the potential for the greatest, and most immediate, returns. We also continued our efforts toward third-party partners such as original equipment manufacturers and value-added resellers, primarily in the computer hardware and software services markets.

     Our revenue consists principally of license fees generated from our SmartSockets product line and, to a lesser extent, revenue from maintenance, support, and professional services related to our SmartSockets and SmartPGM product lines. We license our products to end users to deploy in their networks and, to a lesser extent, to software applications providers to embed in their products. For end users, we typically ship products with a shrink-wrap license agreement and recognize revenue from software license fees upon delivery of the software to the customer, provided that the fees are fixed and determinable and that collection is probable. For software application providers and increasingly with our end-users, we enter into signed license agreements. All of our original equipment manufacturer and value-added reseller customers enter into signed agreements with us. For customers using a signed license agreement, revenue is recognized after all conditions above have been met and we have received the signed agreement. We recognize software license revenue ratably over the term of the license if the license requires us to deliver unspecified additional software products during its term.

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

     Payments received in advance of revenue recognition are recorded as deferred revenue. As of September 30, 2001, we had $3.9 million of deferred revenue. Of this amount, $792,000 was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

     We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. We also derive revenue from indirect channel relationships with distributors, original equipment manufacturers, value-added resellers and systems integrators. Our third-party relationships have typically been with companies that embed our product within their product, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. We expanded our international presence by opening a sales and support office in London, England in 1998, and added sales offices in Tokyo, Japan and Frankfurt, Germany in 2000. Due to the overall economic slowdown in 2001, we have focused our direct international efforts solely in our London offices, augmented through international distributors. We plan to prudently increase our current sales force, focusing our efforts on industry verticals and geographies that provide us the highest return on investment, and continue current campaigns for the market awareness of our company and our products. As a result, we expect to incur only moderate increases in expenditures related to programs designed to achieve those goals.

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

     We have incurred significant losses recently as we have spent substantial amounts to develop and enhance our products and have invested heavily in our sales and marketing organizations. Recent economic conditions have also served to slow customers' spending decisions. We believe our success is dependent upon our ability to continue to expand our customer base and enhance our technology.

     In connection with the granting of stock options to our employees through July 20, 2000, we recorded deferred stock compensation totaling approximately $22.6 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. Amortization of the September 30, 2001 balance of deferred stock compensation will result in charges to operations of $2.4 million, $899,000, and $73,000 for the fiscal years 2002, 2003 and for the nine months ended June 30, 2004, respectively.

     We have recorded a $50,000 provision for state and foreign franchise taxes for the period ending September 30, 2001. We have not recorded a provision for federal income taxes for any period since our inception as we have incurred losses in each period. As of September 30, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $21.1 million and for California income tax purposes of approximately $1.6 million, available to offset income in future years. The federal net operating loss carryforwards expire from 2007 through 2021. The California net operating loss carryforwards expire from 2001 through 2006.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data, expressed as a percentage of total revenue, for the periods indicated.

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Revenue:
  Licenses..................................................     56%       67%       65%
  Maintenance...............................................     27        19        28
  Professional services.....................................     17        14         7
                                                               ----      ----       ---
     Total revenue..........................................    100       100       100
                                                               ----      ----       ---
Cost of revenue:
  Licenses..................................................      1         2         2
  Maintenance...............................................      9         5         7
  Professional services.....................................     11         7         4
  Amortization of deferred stock compensation...............      6         7        --
                                                               ----      ----       ---
     Total cost of revenue..................................     27        21        13
                                                               ----      ----       ---
Gross profit................................................     73        79        87
                                                               ----      ----       ---
Operating expenses:
  Sales and marketing.......................................     87        58        59
  Research and development..................................     65        36        36
  General and administrative................................     26        15        18
  Amortization of deferred stock compensation:
     Sales and marketing....................................     12        20         4
     Research and development...............................     14        20         3
     General and administrative.............................     10        20         3
  Acquired in-process research and development..............     --        --         3
  Excess facilities cost....................................     14        --        --
  Amortization of goodwill and intangible assets............     23        11        --
                                                               ----      ----       ---
     Total operating expenses...............................    251       180       126
                                                               ----      ----       ---
Loss from operations........................................   (178)     (101)      (39)
Interest income, net........................................     21         6        --
Other.......................................................     --        --        --
                                                               ----      ----       ---
     Net loss...............................................   (157)%     (95)%     (39)%
                                                               ====      ====       ===

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

  REVENUE

     Total revenue decreased by $988,000, or 6%, to $14.9 million for the year ended September 30, 2001, from $15.9 million for the year ended September 30, 2000. Licenses and associated maintenance revenue was 83% and 86% of total revenue in the years ended September 30, 2001 and 2000, respectively. The decrease in total revenue was due primarily to a decrease in software license revenue. The United States and Europe have been experiencing a general decline in economic conditions, which has led to reduced demand for a variety of goods and services, including high technology goods and services. During the twelve months ended September 30, 2001, we saw a significant decrease in the overall demand for our products and services that resulted in lower than anticipated license revenue and greater than anticipated net loss. We believe that this decrease in demand was primarily due to general and industry economic conditions. During 2001, we saw increased revenue from the financial services and aerospace vertical markets, which was more than offset by decreased revenue from the telecommunications and high technology (computer hardware/software manufacturers, e-commerce) sectors. One customer accounted for 13% of our revenue during the year ended September 30, 2001. No customer accounted for more than 10% of our total revenue in the year ended September 30, 2000. International revenue decreased by $200,000, or 7%, to $2.7 million for the year ended September 30, 2001, from $2.9 million from the year ended September 30, 2000. International revenue was 18% of our total revenue in the fiscal years ended September 30, 2001 and 2000, respectively.

     Licenses. License revenue decreased by $2.3 million, or 21%, to $8.3 million for the year ended September 30, 2001, from $10.6 million for the year ended September 30, 2000. The decrease in license revenue was due to a decrease in the number of SmartSockets software licenses sales, partially offset by an increase in the number of SmartPGM software license sales. As a percentage of total revenue, license revenue was 56% in the year ended September 30, 2001 and 67% in the year ended September 30, 2000. The decrease in license revenue in absolute dollars and as a percentage of total revenue for both periods was a result of a continued softness in the overall customer demand for software licenses. We have seen a shift from larger initial license transactions to lower dollar transactions as customers become more cautious in their purchasing decisions.

     Maintenance. Maintenance revenue increased by $912,000, or 29%, to $4.0 million in the year ended September 30, 2001, from $3.1 million for the year ended September 30, 2000. The increase in maintenance revenue was due to a larger installed base of customers receiving ongoing maintenance services. As a percentage of total revenue, maintenance revenue was 27% in the year ended September 30, 2001 and 19% in the year ended September 30, 2000. The increase in maintenance revenue as a percentage of overall revenue is due to the reduction in license revenue.

     Professional services. Professional services revenue increased by $362,000, or 16%, to $2.6 million for the year ended September 30, 2001, from $2.2 million for the year ended September 30, 2000. A portion of the increase in professional services revenue was a result of new customers obtained through our acquisition of WhiteBarn on March 13, 2000. The remainder of the increase in professional services revenue was attributable to an increase in training and architectural services associated with large customer installations. As a percentage of total revenue, professional services revenue was 17% in the year ended September 30, 2001 and 14% in the year ended September 30, 2000.

  COST OF REVENUE

     Cost of revenue increased by $559,000, or 16%, to $4.0 million for the year ended September 30, 2001, from $3.4 million for the year ended September 30, 2000. The increase in cost of revenue was attributable to increased costs during the first six months of our fiscal year related to our growing maintenance and professional services departments, some of which resulted from personnel acquired in connection with our acquisition of WhiteBarn. The increase in cost of revenue was offset by a decrease of 24% in the amortization of deferred stock compensation associated with terminated employees. As a percentage of total revenue, cost of revenue was 27% in the year ended September 30, 2001 and 21% in the year ended September 30, 2000. Not including amortization of deferred stock compensation, as a percentage of total revenue, cost of revenue was 21% in the year ended September 30, 2001 and 15% in the year ended September 30, 2000. The increase in cost of revenue as a percentage of total revenue was the result of the increase in costs associated with personnel responsible for delivering additional professional services revenue, which typically has a lower gross margin than other types of revenue, personnel increases associated with customer support to provide increased support capabilities across a wider cross section of product lines, and lower overall software license revenue.

     Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. Cost of license revenue decreased by $94,000, or 39%, to $146,000 for the year ended September 30, 2001, from $240,000 for the year ended September 30, 2000. The decrease in cost of license revenue was attributable to a decrease in overall license revenue, particularly lower license revenue from royalty-bearing products. We anticipate the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue, and the mix of license revenue among various products, fluctuates. As a percentage of license revenue, cost of license revenue was 1% in the year ended September 30, 2001 and 2% in the year ended September 30 2000.

     Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue increased by $440,000, or 51%, to $1.3 million for the year ended September 30, 2001, from $864,000 for the year ended September 30, 2000. The increase in cost of maintenance revenue was due to increased personnel and contractors hired during the first six months of the fiscal year in order to provide increased support capabilities to our growing installed base of customers across a broader product line. As a percentage of maintenance revenue, cost of maintenance revenue was 32% in the year ended September 30, 2001 and 28% in the year ended September 30, 2000. We anticipate that our cost of maintenance revenue will remain relatively constant in terms of absolute dollars in the coming year.

     Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation, and training services for our customers. Cost of professional services revenue increased by $471,000, or 38%, to $1.7 million for the year ended September 30, 2001, from $1.2 million for the year ended September 30, 2000. A portion of the dollar increase in cost of professional services revenue was a result of consulting personnel acquired in the acquisition of WhiteBarn that were employed for only a potion of fiscal year 2000, but all of 2001. The remainder of the increase in cost of professional services revenue was a result of additional personnel deployed on our professional services engagements and an increase in management and other infrastructure associated with delivering services. As a percentage of professional services revenue, cost of professional services revenue was 66% in the year ended September 30, 2001 and 56% in the year ended September 30, 2000. The increase in the cost of professional services revenue as a percentage of professional services revenue was a result of increasing the management and other infrastructure associated with delivering our professional services. We anticipate that the cost of professional services revenue will continue to increase or decrease in terms of absolute dollars commensurate with professional services revenue. We anticipate the cost of professional services as a percentage of professional services revenue will remain relatively constant in the coming year.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenues decreased by $258,000, to $814,000 for the year ended September 30, 2001, from $1.1 million for the year ended September 30, 2000.

  OPERATING EXPENSES

     Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses increased by $3.7 million, or 40%, to $12.9 million for the year ended September 30, 2001, from $9.2 million for the year ended September 30, 2000. The increase in sales and marketing expenses was due to expansion of our sales and marketing department personnel and locations and, to a lesser extent, increased promotional programs during the first six months of our fiscal year. As a percentage of total revenue, sales and marketing expenses were 87% in the year ended September 30, 2001 and 58% in the year ended September 30, 2000. We plan to closely monitor our spending in sales and marketing in the coming months to better align such spending with anticipated revenue. As a result, we expect absolute dollars spent on sales and marketing to remain relatively flat, with perhaps a slight decrease on an annualized basis.

     Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred in research and development are expensed as incurred until technological feasibility is established. We believe under our current engineering processes that the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses increased by $4.1 million, or 71%, to $9.8 million for the year ended September 30, 2001, from $5.7 million for the year ended September 30, 2000. A portion of the increase in research and development was a result of engineering personnel acquired in the acquisition of WhiteBarn that were employed for only a potion of fiscal year 2000, but all of 2001. The remainder of the increase in research and development expenses was due to an increase in personnel and consultants in our software development, quality assurance, and documentation departments, hired primarily during the first six months of the fiscal year. As a percentage of total revenue, research and development expenses were 65% in the year ended September 30, 2001 and 36% in the year ended September 30, 2000. We believe that our product development activities are important to attaining our strategic objectives. We expect to maintain current levels of investment in research and development on an absolute basis.

     General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses, bad debt expense and other general corporate expenses. General and administrative expenses increased by $1.5 million, or 65%, to $3.8 million for the year ended September 30, 2001, from $2.3 million for the year ended September 30, 2000. The increase in general and administrative expenses was due to increased personnel expenses incurred during the first six months of the fiscal year in finance and administration and in information systems as well as increases in professional fees associated with the additional requirements of being a public company. As a percentage of total revenue, general and administrative expenses were 26% in the year ended September 30, 2001 and 15% in the year ended September 30, 2000. We expect general and administrative expenses to remain relatively flat, or to a decrease slightly, on an absolute basis.

     Amortization of deferred stock compensation. During the year ended September 30, 2001, we recorded approximately $5.4 million of amortization of deferred stock compensation in operating expenses, representing $1.8 million of additional sales and marketing expenses, $2.2 million of additional research and development expenses and $1.5 million of additional general and administrative expenses. During the year ended September 30, 2000, we recorded $9.4 million of amortization of deferred stock compensation.

     Excess facilities cost. During the year ended September 30, 2001, we recorded approximately $2.2 million of excess facilities costs in operating expenses. This amount represents $900,000 of lease payments related to unused facilities and $1.3 million accrued facility lease costs for these excess facilities. We had no similar expenses in prior years. Management will continue to monitor its committed facilities requirements which could result in additional excess facility cost accruals.

     Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $3.4 million for the year ended September 30, 2001. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of GlobalCast in September 1999 and WhiteBarn in March 2000. During the year ended September 30, 2000, we recorded $1.8 million of amortization of goodwill and intangible assets. Included in the $3.4 million of amortization of goodwill and intangible assets for the twelve months ended September 30, 2001 was $1.2 million representing a writedown of the carrying value of the goodwill associated with the acquisition of GlobalCast. As of June 30, 2001, our stock price had declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. Due to these changes, and the changes in the markets in which we compete in the United States and global economy significantly diminishing the market for the proprietary technology from

GlobalCast, we began a process to determine whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process included a detailed analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. As a result of our detailed analysis and investigation, we determined in the third quarter that there was an impairment of goodwill associated with the acquisition of GlobalCast. There was no impairment of goodwill associated with the acquisition of WhiteBarn.

  INTEREST INCOME, NET

     Interest income, net consists of interest income net of interest expense. Interest income, net resulted in income of $3.2 million for the year ended September 30, 2001, compared to $994,000 for the year ended September 30, 2000. The resulting change of $2.2 million was attributable to our initial public offering in July 2000. Our average cash reserves in interest-bearing accounts were significantly higher as a result of our initial public offering, and our line of credit continued to remain unused during the year ended September 30, 2001.

  OTHER EXPENSE

     Other expense consists of income tax expenses and losses on foreign currency transactions. Other expenses resulted in losses of $62,000 for the year ended September 30, 2001, compared to $35,000 for the year ended September 30, 2000. This increase of $27,000 was attributable to the expansion of our foreign operations.

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

     Licenses. License revenue increased by $4.6 million, or 79%, to $10.6 million for the year ended September 30, 2000, from $5.9 million for the year ended September 30, 1999. The increase in license revenue was due to an increase in the number of software licenses to new and existing customers. This increase was a result of the expansion of our sales force, a growing acceptance for our infrastructure product line, and an increase in the average dollar amount of a software license. As a percentage of total revenue, license revenue was 67% in the year ended September 30, 2000 and 65% in the year ended September 30, 1999.

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

  INTEREST INCOME AND OTHER, NET

     Interest income, net consists interest income net of interest expense. Interest income, net resulted in income of $994,000 for the year ended September 30, 2000, compared to expense of $11,000 for the year ended September 30, 1999. The resulting change of $1.0 million was attributable to higher interest income and lower interest expense in the more recent periods following our private equity funding in February 2000 and our initial public offering in July 2000. Our average cash reserves in interest-bearing accounts were thus significantly higher, and the outstanding balance on our line of credit was lower, during the year ended September 30, 2000 than in the prior year.

  OTHER EXPENSE

     Other expense consists of income tax expenses and losses on foreign currency transactions. Other expenses resulted in losses of $35,000 for the year ended September 30, 2000, compared to $6,000 for the year ended September 30, 1999. The resulting change of $29,000 was attributable to our expansion of sales offices throughout the United States.

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

     Net cash used in operating activities was $14.1 million, $1.4 million, and $2.2 million in fiscal 2001, 2000, and 1999, respectively. For the year ended September 30, 2001, substantially all of the net cash used in operating activities was attributable to our net loss of $23.4 million, which included $10.8 million in non-cash charges. For the year ended September 30, 2000, substantially all of net cash used in operating activities was attributable to our net loss of $15.0 million, which included $12.7 million in non-cash charges, and an increase in accrued but unpaid liabilities of approximately $1.0 million. For fiscal 1999, net cash used in operating activities was attributable to our net loss of $3.5 million, which included $1.7 million in non-cash charges, and an increase in accounts receivable of $1.7 million, offset in part by an increase in deferred revenue of $1.3 million.

     Net cash provided by investing activities was $3.1 million in the year ended September 30, 2001. Net cash provided by investing activities in this period represented net proceeds from the sale of investments of $13.5 million, the purchase of investments of $8.8 million, and the purchase of $1.6 million of property and equipment. Net cash used in investing activities was $34.5 million in the year ended September 30, 2000. Net cash used in investing activities in this period represented net purchases of $34.2 million of short-term investments, the acquisition of WhiteBarn, net of cash, for $713,000 in cash, and the purchase of $1.2 million of property and equipment. Net cash provided by investing activities was $59,000 in 1999. The cash provided was attributable to cash acquired in connection with the GlobalCast acquisition, largely offset by cash used to purchase property and equipment.

     Net cash provided by financing activities was $326,000, $69.2 million, and $717,000 in fiscal 2001, 2000, and 1999, respectively. For the year ended September 30, 2001, net cash provided by financing activities was attributable to approximately $371,000 in net proceeds from the issuance of common stock. During the year ended September 30, 2000, net cash provided by financing activities was attributable to approximately $70 million in net proceeds from our initial public offering and the sale of redeemable convertible preferred stock. In fiscal 1999, net cash provided by financing activities was attributable to net proceeds from debt incurred plus small amounts from the sale of common stock.

     As of September 30, 2001, we had approximately $52.5 million in cash, cash equivalents, and short term investments, and working capital of $50.4 million. As of that date, we also had a line of credit under which we could borrow up to $2.0 million with a revolving maturity date of February 22, 2002, at an interest rate of prime plus 0.25%. Any borrowing will be collateralized by accounts receivable and other assets. For further information, please refer to Note 6 in the Notes to Consolidated Financial Statements. We have no borrowings under this line of credit and are in compliance with all required financial ratios, net loss levels, and other financial covenants. Our commitments consist primarily of amounts due under our operating leases. We have no material commitments for capital expenditures. For the next twelve months, we expect our capital expenditures to be approximately $1.5 million. We may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for and reporting of business combinations.

     SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions, and eliminates the use of the pooling-of-interests method. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company believes SFAS No. 141 will not have a material effect on its consolidated financial statements.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the SFAS 142. For goodwill acquired by June 30, 2001, SFAS 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject to immediate adoption of SFAS 142. As of September 30, 2001, the Company had recorded goodwill and intangibles of $2.1 million. The Company believes SFAS No. 141 will not have a material effect on its consolidated financial statements.

     On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. Accordingly, SFAS 143 will be effective for the Company beginning October 1, 2001. The Company is currently in the process of evaluating the impact, if any, SFAS 143 will have on its financial position or results of operations.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

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

  WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $3.5 million in fiscal 1999, $15.0 million in fiscal 2000, and $23.4 million in fiscal 2001. As of September 30, 2001, we had an accumulated deficit of approximately $48.2 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. While we intend to maintain controls on expenses at approximately current levels, it may be necessary to increase our future product development, sales and marketing, and administrative expenses. In any event, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

  ECONOMIC CONDITIONS MAY REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES.

     Our revenue, and our ability to achieve and sustain profitability, depend on the overall demand for the software products and services we offer. The general economic slowdown in the world economy has caused many companies to defer purchases of products and services and otherwise altered their purchasing patterns. Capital spending in the information technology sector generally has decreased over the past twelve to eighteen months, and many of our customers and potential customers have experienced declines in their revenue and operations. The terrorist acts of September 11, 2001 have increased the uncertainty in the economic environment, and we cannot predict the impact of these events or possible similar or related future events on our customers or our business. If U.S. or global economic conditions worsen, it will likely have a material adverse impact on our business, operating results, and financial conditions.

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

     Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our revenue has often been derived from fewer than 12 customers. For example, in the fourth quarter ended September 30, 2001, 12 customers represented 50% of our revenue. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

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

  THE REAL-TIME INFRASTRUCTURE SOFTWARE PRODUCTS MARKET IS IN A RELATIVELY EARLY STAGE OF DEVELOPMENT, AND THESE PRODUCTS, INCLUDING OUR SMARTSOCKETS SOFTWARE AND RELATED PRODUCTS, MAY NOT ACHIEVE MARKET ACCEPTANCE.

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

  IF WE FAIL TO CONTINUE TO PENETRATE KEY TARGET MARKETS, SUCH AS THE FINANCIAL SERVICES MARKET, OR IF THESE MARKETS FAIL TO GROW AS ANTICIPATED, OUR REVENUE GROWTH WILL BE IMPAIRED.

     We have recently begun to focus our engineering and sales and marketing resources to penetrating the financial services, aerospace, and high technology manufacturing (hardware and software original equipment manufacturers (OEMs) and independent software vendors ("ISVs")) markets. If we fail to address the needs of these key markets, our revenue growth will be impaired. In recent years, we have directed our sales and marketing efforts toward companies in such diverse industries as financial services, business-to-business e-commerce, telecommunications, high technology manufacturers (hardware and software companies), embedded operating systems, cable television, transportation, and aerospace industries. In fiscal 2001, less than 20% of our revenue was derived from customers in markets outside the financial services, aerospace, and high technology manufacturing markets. While we will be focusing on the markets in which we expect to derive a majority of our revenue, we will be more vulnerable to economic downturns or other adverse conditions affecting these key markets. Additionally, these markets are rapidly changing. Customers in these markets may require us to change our product design or features, sales methods, support capabilities or pricing policies. The costs of addressing these requirements, as well as the failure to do so, could be substantial and could adversely affect our operating results.

  DOING BUSINESS OUTSIDE THE UNITED STATES INVOLVES NUMEROUS RISKS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Approximately 18% of our revenue was derived from international sources. To service the needs of these customers, we must provide worldwide product support and services. International operations require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

     We have made and may continue to make acquisitions of other companies in order to expand our business and services. For example, in September 1999 we acquired the assets of GlobalCast, a provider of reliable multicast products and services. In addition, in March 2000, we acquired WhiteBarn, a provider of reliable multicast-related consulting services and developer of multicast technology. Integrating newly acquired organizations and technologies into our company could be expensive and time-consuming and may strain our resources. The integration of WhiteBarn into our company is complete, however, we continue to encounter challenges because its headquarters, near Chicago, Illinois, is geographically distant from our own. We may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. In addition, future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our balance sheet or operating results. For example, in connection with the acquisition of substantially all of the assets of GlobalCast, we recorded approximately $2.7 million in goodwill and other intangibles, which we have written off in 2001 and, in connection with the acquisition of WhiteBarn, we recorded approximately $4.4 million in goodwill and other intangibles, which are being amortized over a period of two to three years. Moreover, we cannot make any assurances that we will be able to identify future suitable acquisition candidates or, if we are able to identify suitable candidates, that we will be able to make these acquisitions on commercially reasonable terms or at all. Additionally, even if we identify suitable acquisition candidates, we may not be able to consummate such acquisitions if our stock price is low.

  OUR FAILURE TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE REVENUE.

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Our business has evolved significantly in recent years, placing a strain on our management systems and resources. To manage future growth, we expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We will also need to train, and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. If we do not manage our growth efficiently and effectively, it could adversely affect our business, operating results and financial condition.

  THE LOSS OF KEY MANAGEMENT PERSONNEL, ON WHOSE KNOWLEDGE, LEADERSHIP, AND TECHNICAL EXPERTISE WE RELY, WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS PLAN.

     Our success depends heavily upon the continued contributions of our key management personnel, whose knowledge, leadership, and technical expertise would be difficult to replace. In particular, we rely upon the leadership of Paul A. Larson, our President and Chief Executive Officer, and Thomas J. Laffey, our Chief Technical Officer. If we were to lose the services of any of our key personnel, the ability to execute our business plan would be adversely affected. All of our executive officers and key personnel are employees at-will. We have no employment contracts and maintain no key person insurance other than $500,000 on Thomas J. Laffey and $500,000 on Paul A. Larson.

  IF WE ARE UNABLE TO HIRE, TRAIN, AND RETAIN ADDITIONAL SALES, MARKETING, ENGINEERING AND FINANCE PERSONNEL, OUR GROWTH WILL BE IMPAIRED.

     In order to grow our business successfully and maintain a high level of quality and service, we will need to recruit, retain, and motivate additional highly skilled sales, marketing, engineering, and finance personnel. If we are not able to hire, train, and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales organization in order to generate increased revenue. In addition, as a company focused on the development of complex software products, we will need to retain and hire software developers and engineers, systems architects and project managers of various experience levels in order to keep pace with technological change and develop products that meet the needs of rapidly evolving markets. Competition for skilled employees, particularly in the San Francisco Bay Area, is intense. Furthermore, new employees require training, take time to achieve full productivity and, in light of the high rate of turnover for these employees, may be difficult to retain.

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

  WE COULD RECEIVE NEGATIVE PUBLICITY AND SUFFER INJURY TO OUR REPUTATION IF WELL-KNOWN CUSTOMERS SUFFER SERVICE INTERRUPTIONS.

     Many of our customers, including financial exchanges, telecommunications companies and large-scale independent software vendors, rely upon our infrastructure software to provide widely used and highly publicized services. If any of these customers were to suffer a service interruption, we could receive negative publicity and suffer injury to our reputation even if these interruptions were wholly unrelated to the performance of our products. The degree of this injury could be grossly disproportionate to the actual contribution of our products to the service interruption.

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

     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We have been, and may in the future be, the target of similar litigation. On August 10, 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and three underwriters of our initial public offering. The complaint alleges, among other things, that Talarian and the individual defendants named in the complaint violated the federal securities laws by issuing and selling our common stock in our initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. We believe that the allegations in this action are without merit, and we intend to defend against this action vigorously, but we cannot give any assurance that it will not have a material adverse effect on the Company. Securities litigation such as this could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business.

  OUR OFFICERS, DIRECTORS, AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS IN WAYS THAT COULD ADVERSELY IMPACT OUR STOCK PRICE.

     As of November 30, 2001, our executive officers, directors, entities affiliated with them and other five percent stockholders, in the aggregate, beneficially owned approximately 36% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors. These actions might be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled "Factors Affecting Future Results".

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

  INTEREST RATE RISK

     As of September 30, 2001, we had cash and highly liquid short-term investments totaling $52.5 million. Declines of interest rates will reduce our interest income from our investments. Based upon our balance of cash and investments at September 30, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by $262,500. To date, the Company has not entered into any derivative or hedging activities and as of September 30, 2001, we did not have any short-term or long-term debt outstanding.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be set forth in our Proxy Statement for our March 2002 Annual Meeting of Stockholders, under the captions Proposal No. 1 -- Election of Directors," "Executive

Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be set forth in our Proxy Statement for our March 2002 Annual Meeting of Stockholders, under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be set forth in our Proxy Statement for our March 2002 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be set forth in our Proxy Statement for our March 2002 Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements and Report of KPMG LLP, which are set forth in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1

          (2) Financial Statement Schedule which is set forth in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1

     (b) Reports on Form 8-K.

     No such reports were filed in the quarter ended September 30, 2001.

     (c) Exhibits

     Exhibits submitted with this annual report and those incorporated by reference to other filings are listed under the Exhibits Index.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Altos, State of California, on this 21st day of December, 2001.

                                          TALARIAN CORPORATION

                                          BY:     /s/ MICHAEL A. MORGAN
                                            ------------------------------------
                                                     Michael A. Morgan
                                                Vice President, Finance and
                                                        Administration
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----
          PRINCIPAL EXECUTIVE OFFICER:

               /s/ PAUL A. LARSON                   President and Chief Executive    December 21, 2001
------------------------------------------------               Officer
                 Paul A. Larson

  PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

             /s/ MICHAEL A. MORGAN                         Vice President,           December 21, 2001
------------------------------------------------     Finance and Administration
               Michael A. Morgan                     and Chief Financial Officer

             ADDITIONAL DIRECTORS:

              /s/ PAUL D. CALLAHAN                            Director               December 21, 2001
------------------------------------------------
                Paul D. Callahan

              /s/ DAVID I. CAPLAN                             Director               December 21, 2001
------------------------------------------------
                David I. Caplan

               /s/ DAVID E. GOLD                              Director               December 21, 2001
------------------------------------------------
                 David E. Gold

               /s/ BRIAN T. HOREY                             Director               December 21, 2001
------------------------------------------------
                 Brian T. Horey

              /s/ THOMAS J. LAFFEY                            Director               December 21, 2001
------------------------------------------------
                Thomas J. Laffey

              /s/ RICHARD A. NORTZ                            Director               December 21, 2001
------------------------------------------------
                Richard A. Nortz

                      TALARIAN CORPORATION AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-
Consolidated Balance Sheets as of September 30, 2001 and
  2000......................................................    F-
Consolidated Statements of Operations for the Fiscal Years
  ended September 30, 2001, 2000 and 1999...................    F-
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Loss for the Fiscal Years ended
  September 30, 2001, 2000 and 1999.........................    F-
Consolidated Statements of Cash Flows for the Fiscal Years
  ended September 30, 2001, 2000 and 1999...................    F-
Notes to Consolidated Financial Statements..................    F-
Schedule II -- Valuation and Qualifying Accounts............    S-

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Talarian Corporation:

     We have audited the accompanying consolidated balance sheets of Talarian Corporation and subsidiary (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talarian Corporation and subsidiary as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 26, 2001

                      TALARIAN CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 24,461      $ 35,144
  Short-term investments....................................      28,041        32,594
  Accounts receivable, net of allowance for doubtful
     accounts of $406 and $245 as of September 30, 2001 and
     2000, respectively.....................................       3,380         2,873
  Prepaid expenses and other current assets.................       1,438         1,011
                                                                --------      --------
          Total current assets..............................      57,320        71,622
Property and equipment, net.................................       2,021         1,345
Goodwill and other intangible assets, net...................       2,150         5,577
Other assets................................................         363            62
                                                                --------      --------
          Total assets......................................    $ 61,854      $ 78,606
                                                                ========      ========

                           LIABILITIES STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................         270           730
  Accrued payroll and related expenses......................       1,464         1,287
  Other accrued expenses....................................       2,063         1,471
  Current portion of deferred revenue.......................       3,135         3,078
                                                                --------      --------
     Total current liabilities..............................       6,932         6,566
Deferred rent...............................................         173            --
Deferred revenue, less current portion......................         792         1,401
                                                                --------      --------
          Total liabilities.................................       7,897         7,967
                                                                --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized as of September 30, 2001 and 2000,
     respectively; nil issued or outstanding;...............          --            --
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; 19,315,245 and 18,986,596 shares issued and
     outstanding as of September 30, 2001 and 2000,
     respectively...........................................          19            19
  Additional paid-in capital................................     105,619       107,495
  Treasury stock, 179,248 and 108,557 shares as of September
     30, 2001 and 2000, respectively........................        (102)          (57)
  Deferred stock compensation...............................      (3,411)      (11,886)
  Note receivable from stockholders.........................        (100)         (100)
  Accumulated deficit.......................................     (48,217)      (24,832)
  Accumulated other comprehensive income:
     Unrealized gain on investments.........................         149            --
          Total stockholders' equity........................      53,957        70,639
                                                                --------      --------
          Total liabilities and stockholders' equity........    $ 61,854      $ 78,606
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                      TALARIAN CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Licenses..................................................   $  8,291      $ 10,553      $ 5,912
  Maintenance...............................................      4,006         3,094        2,488
  Professional services.....................................      2,566         2,204          640
                                                               --------      --------      -------
       Total revenue........................................     14,863        15,851        9,040
                                                               --------      --------      -------
Cost of revenue:
  Licenses..................................................        146           240          164
  Maintenance...............................................      1,304           864          595
  Professional services.....................................      1,699         1,228          358
  Amortization of deferred stock compensation...............        814         1,072           51
                                                               --------      --------      -------
       Total cost of revenue................................      3,963         3,404        1,168
                                                               --------      --------      -------
       Gross profit.........................................     10,900        12,447        7,872
                                                               --------      --------      -------
Operating expenses:
  Sales and marketing.......................................     12,877         9,219        5,321
  Research and development..................................      9,787         5,733        3,214
  General and administrative................................      3,762         2,343        1,657
  Amortization of deferred stock compensation:
     Sales and marketing....................................      1,794         3,136          365
     Research and development...............................      2,161         3,069          303
     General and administrative.............................      1,459         3,177          234
  Acquired in-process research and development..............         --            --          300
  Excess facilities cost....................................      2,150            --           --
  Amortization of goodwill and intangible assets............      3,427         1,769           --
                                                               --------      --------      -------
       Total operating expenses.............................     37,417        28,446       11,394
                                                               --------      --------      -------
       Loss from operations.................................    (26,517)      (15,999)      (3,522)
Interest income (expense), net..............................      3,194           994          (11)
Other expense...............................................         62            35            6
                                                               --------      --------      -------
       Net loss.............................................    (23,385)      (15,040)      (3,539)
Preferred stock dividends...................................         --        (6,536)        (498)
                                                               --------      --------      -------
Net loss attributable to common stockholders................   $(23,385)     $(21,576)     $(4,037)
                                                               ========      ========      =======
Basic and diluted net loss per share attributable to common
  stockholders..............................................   $  (1.27)     $  (3.08)     $ (1.30)
                                                               ========      ========      =======
Shares used in computing basic and diluted net loss per
  share attributable to common stockholders.................     18,467         7,005        3,099
                                                               ========      ========      =======

          See accompanying notes to consolidated financial statements.

                      TALARIAN CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

                                                                                                   NOTE
                                      COMMON STOCK       ADDITIONAL                DEFERRED     RECEIVABLE
                                   -------------------    PAID-IN     TREASURY      STOCK          FROM      ACCUMULATED
                                     SHARES     AMOUNT    CAPITAL      STOCK     COMPENSATION    DEFICIT      (DEFICIT)
                                   ----------   ------   ----------   --------   ------------   ----------   -----------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES, SEPTEMBER 30, 1998.....   2,902,337    $ 3      $    104     $  --       $     --       $  --       $ (8,984)
Issuance of common stock for
 acquisition of GlobalCast.......     605,000      1         3,629        --             --          --             --
Issuance of common stock in
 connection with stock option
 exercises.......................     302,551     --            43        --             --          --             --
Accretion for dividends on
 redeemable preferred stock......          --     --            --        --             --          --           (498)
Deferred stock compensation
 related to stock option
 grants..........................          --     --         4,351        --         (4,351)         --             --
Amortization of deferred stock
 compensation....................          --     --            --        --            915          --             --
Nonemployee stock compensation...          --     --            38        --             --          --             --
Net loss.........................          --     --            --        --             --          --         (3,539)
                                   ----------    ---      --------     -----       --------       -----       --------
BALANCES, SEPTEMBER 30, 1999.....   3,809,888      4         8,165        --         (3,436)         --        (13,021)
Issuance of common stock in
 connection with stock option
 exercises.......................   1,892,953      2           724        --             --        (100)            --
Issuance of common stock in
 connection with cashless
 exercise of warrants............      16,447     --            --        --             --          --             --
Issuance of common stock in
 connection with initial public
 offering, net...................   4,200,000      4        59,990        --             --          --             --
Issuance of common stock in
 connection with conversion of
 preferred stock.................   8,827,650      9        15,337        --             --          --          9,765
Beneficial conversion feature on
 issuance of Series D preferred
 stock...........................          --     --            --        --             --          --         (5,719)
Accretion for dividends on
 redeemable preferred stock to
 date of conversion..............          --     --            --        --             --          --           (817)
Issuance of common stock for
 acquisition of WhiteBarn........     348,215     --         4,179        --           (713)         --             --
Issuance of stock options for
 acquisition of WhiteBarn........          --     --           746        --             --          --             --
Nonemployee stock compensation...          --     --           515        --             --          --             --
Issuance of options in connection
 with office lease...............          --     --           163        --             --          --             --
Deferred stock compensation
 related to stock option
 grants..........................          --     --        17,676        --        (17,676)         --             --
Amortization of deferred stock
 compensation....................          --     --            --        --          9,939          --             --
Repurchase of common stock.......    (108,557)    --            --       (57)            --          --             --
Net loss.........................          --     --            --        --             --          --        (15,040)
                                   ----------    ---      --------     -----       --------       -----       --------
BALANCES, SEPTEMBER 30, 2000.....  18,986,596     19       107,495       (57)       (11,886)       (100)       (24,832)
Issuance of common stock in
 connection with stock option
 exercises.......................     103,438     --            40        --             --          --             --
Issuance of common stock in
 connection with cashless
 exercise of warrants............      68,888     --            --        --             --          --             --
Issuance of common stock in
 connection with ESPP............     227,014     --           331        --             --          --             --
Deferred stock compensation
 related to stock option
 cancellations...................          --     --        (2,247)       --          2,247          --             --
Amortization of deferred stock
 compensation....................          --     --            --        --          6,228          --             --
Repurchase of common stock.......     (70,691)    --            --       (45)            --          --             --
Unrealized gain on Investments...          --     --            --        --             --          --             --
Net loss.........................          --     --            --        --             --          --        (23,385)
                                   ----------    ---      --------     -----       --------       -----       --------
BALANCES, SEPTEMBER 30, 2001.....  19,315,245    $19      $105,619     $(102)      $ (3,411)      $(100)      $(48,217)
                                   ==========    ===      ========     =====       ========       =====       ========

                                    ACCUMULATED        TOTAL
                                       OTHER       STOCKHOLDER'S
                                   COMPREHENSIVE      EQUITY       COMPREHENSIVE
                                      INCOME          DEFICIT          LOSS
                                   -------------   -------------   -------------
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES, SEPTEMBER 30, 1998.....      $ --          $ (8,877)       $     --
Issuance of common stock for
 acquisition of GlobalCast.......        --             3,630              --
Issuance of common stock in
 connection with stock option
 exercises.......................        --                43              --
Accretion for dividends on
 redeemable preferred stock......        --              (498)             --
Deferred stock compensation
 related to stock option
 grants..........................        --                --              --
Amortization of deferred stock
 compensation....................        --               915              --
Nonemployee stock compensation...        --                38              --
Net loss.........................        --            (3,539)         (3,539)
                                       ----          --------        ========
BALANCES, SEPTEMBER 30, 1999.....        --            (8,288)             --
Issuance of common stock in
 connection with stock option
 exercises.......................        --               626              --
Issuance of common stock in
 connection with cashless
 exercise of warrants............        --                --              --
Issuance of common stock in
 connection with initial public
 offering, net...................        --            59,994              --
Issuance of common stock in
 connection with conversion of
 preferred stock.................        --            25,111              --
Beneficial conversion feature on
 issuance of Series D preferred
 stock...........................        --            (5,719)             --
Accretion for dividends on
 redeemable preferred stock to
 date of conversion..............        --              (817)             --
Issuance of common stock for
 acquisition of WhiteBarn........        --             3,466              --
Issuance of stock options for
 acquisition of WhiteBarn........        --               746              --
Nonemployee stock compensation...        --               515              --
Issuance of options in connection
 with office lease...............        --               163              --
Deferred stock compensation
 related to stock option
 grants..........................        --                --              --
Amortization of deferred stock
 compensation....................        --             9,939              --
Repurchase of common stock.......        --               (57)             --
Net loss.........................        --           (15,040)        (15,040)
                                       ----          --------        ========
BALANCES, SEPTEMBER 30, 2000.....        --            70,639              --
Issuance of common stock in
 connection with stock option
 exercises.......................        --                40              --
Issuance of common stock in
 connection with cashless
 exercise of warrants............        --                --              --
Issuance of common stock in
 connection with ESPP............        --               331              --
Deferred stock compensation
 related to stock option
 cancellations...................        --                --              --
Amortization of deferred stock
 compensation....................        --             6,228              --
Repurchase of common stock.......        --               (45)             --
Unrealized gain on Investments...       149               149             149
Net loss.........................        --           (23,385)        (23,385)
                                       ----          --------        ========
BALANCES, SEPTEMBER 30, 2001.....      $149          $ 53,957
                                       ====          ========

          See accompanying notes to consolidated financial statements.

                      TALARIAN CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(23,385)  $(15,040)  $(3,539)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       940        467       455
     Acquired in-process research and development...........        --         --       300
     Provision for doubtful accounts........................       161         --        --
     Amortization of goodwill and other intangible assets...     3,427      1,769        --
     Amortization of deferred stock compensation............     6,228      9,939       915
     Non-employee stock compensation........................        --        515        38
     Changes in assets and liabilities:
       Accounts receivable..................................      (668)      (183)   (1,654)
       Prepaid expenses and other assets....................      (728)      (455)       66
       Accounts payable.....................................      (460)       524        97
       Accrued payroll and related expenses.................       177        569        75
       Other accrued expenses...............................       592      1,026      (164)
       Deferred rent........................................       173         --        --
       Deferred revenue.....................................      (552)      (502)    1,251
                                                              --------   --------   -------
          Net cash used in operating activities.............   (14,095)    (1,371)   (2,160)
                                                              --------   --------   -------
Cash flows from investing activities:
  Purchases of investments..................................    (8,772)   (34,244)       --
  Proceeds from sales of investments........................    13,474      1,650        --
  Purchase of property and equipment........................    (1,616)    (1,198)     (341)
  Cash acquired as part of GlobalCast acquisition...........        --         --       400
  Acquisition of WhiteBarn, net of cash.....................        --       (713)       --
                                                              --------   --------   -------
          Net cash provided by (used in) investing
           activities.......................................     3,086    (34,505)       59
                                                              --------   --------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       371     60,620        43
  Repurchase of common stock................................       (45)       (57)       --
  Proceeds from debt........................................        --         --     1,353
  Proceeds from issuance of preferred stock, net............        --      9,934        --
  Payments on debt..........................................        --     (1,297)     (679)
          Net cash provided by financing activities.........       326     69,200       717
                                                              --------   --------   -------
Net increase (decrease) in cash and cash equivalents........   (10,683)    33,324    (1,384)
Cash and cash equivalents at beginning of year..............    35,144      1,820     3,204
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 24,461   $ 35,144   $ 1,820
                                                              ========   ========   =======
Supplemental disclosures of cash flow information:
  Cash paid during the year:
     Interest...............................................  $     --   $     87   $   108
                                                              ========   ========   =======
  Noncash financing and investing activities:
     Accretion for dividends on redeemable preferred
      stock.................................................  $     --   $    817   $   498
                                                              ========   ========   =======
     Unrealized gain on investments.........................  $    149   $     --   $    --
                                                              ========   ========   =======
     Common stock and vested options issued for
      acquisition...........................................  $     --   $  4,212   $ 3,630
                                                              ========   ========   =======
     Deferred stock compensation............................  $ (2,247)  $ 18,389   $ 4,351
                                                              ========   ========   =======
     Common stock issued in exchange for notes receivable...  $     --   $    100   $    --
                                                              ========   ========   =======
     Beneficial conversion feature on redeemable preferred
      stock.................................................  $     --   $  5,719   $    --
                                                              ========   ========   =======
     Conversion of redeemable preferred stock...............  $     --   $ 25,111   $    --
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                      TALARIAN CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001, 2000 AND 1999

(1) NATURE OF OPERATIONS

     Talarian Corporation (the Company) is a supplier of infrastructure software that enables businesses to exchange information reliably and securely in real time, both internally and with their partners, suppliers, and customers. The Company's products and services allow software applications to communicate across local or wide area networks, including private networks and the Internet. The benefits of the Company's proprietary product SmartSockets are reduced development effort, time to market and maintenance costs. The Company markets and sells its software primarily through its direct sales organization, value-added resellers (VARs), and original equipment manufacturers (OEMs) in North America, the United Kingdom and Japan, and through distributors internationally outside of the United Kingdom and Japan.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Talarian Limited. All intercompany transactions and balances have been eliminated in consolidation.

  (b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the Federal Deposit Insurance Corporation. As of September 30, 2001, cash equivalents consisted of money market accounts and auction rate instruments. As of September 30, 2000, cash equivalents consisted principally of money market accounts.

  (d) Accounting for Certain Investments in Debt and Equity Securities

     The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair market value. Any unrealized gains or losses are recorded within comprehensive income/loss as a component of stockholders' equity. As of September 30, 2001, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                 UNREALIZED    ESTIMATED
                                                        COST     GAIN/(LOSS)   FAIR VALUE
                                                       -------   -----------   ----------
Cash.................................................  $ 3,090      $ --        $ 3,090
Money market funds...................................    7,821        --          7,821
Market auction instruments...........................   13,550        --         13,550
US government obligations............................   27,892       149         28,041
                                                       -------      ----        -------
                                                       $52,353      $149        $52,502
                                                       =======      ====        =======

                      TALARIAN CORPORATION AND SUBSIDIARY

     As of September 30, 2001, the investments were classified on the consolidated balance sheet as follows (in thousands):

Cash and cash equivalents...................................  $24,461
Short-term investments......................................   28,041
                                                              -------
                                                              $52,502
                                                              =======

     As of September 30, 2000, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                               COST AND
                                                              ESTIMATED
                                                              FAIR VALUE
                                                              ----------
Cash........................................................   $    62
Money market funds..........................................     2,353
Commercial paper............................................    47,282
Municipal bonds.............................................    12,350
US government obligations...................................     5,691
                                                               -------
                                                               $67,738
                                                               =======

     As of September 30, 2000, all of these investments had contractual maturities within one year. These investments were classified on the consolidated balance sheet as follows (in thousands):

Cash and cash equivalents...................................  $35,144
Short-term investments......................................   32,594
                                                              -------
                                                              $67,738
                                                              =======

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

                      TALARIAN CORPORATION AND SUBSIDIARY

  (h) Derivative investments and Hedging Activities

     The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS 138, SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from change in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To date, the Company has not entered into any investments in derivative instruments and has not engaged in any hedging activities.

  (i) Revenue Recognition

     The Company has adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor specific objective evidence of the fair value.

     The Company licenses its products to end-user customers, OEMs and VARs. Software license revenue is generally recognized upon receipt of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the fee is probable and vendor-specific objective evidence for all undelivered elements has been established. The Company has established sufficient vendor-specific objective evidence to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method described in SOP 98-9 for arrangements in which licenses are sold with consulting services, post-contract customer support, or both. However, the entire fee related to arrangements that require the Company to deliver specified additional features or upgrades is deferred until delivery of the feature and/or upgrade has occurred, unless the Company has sufficient vendor-specific objective evidence of fair value to allocate revenue to the various elements in these arrangements. Fees related to arrangements that require the Company to deliver unspecified additional products or in arrangements in which the Company grants a time-based license, bundled with post contract support, for a period of one year or less are deferred and recognized ratably over the term of the contract. All of the contract software revenue related to arrangements involving consulting services that are essential to the functionality of the software at the customer site is deferred and recognized as the services are performed. Contract software revenue related to arrangements to maintain the compatibility of the Company's software products with the software products or platforms of the customer or other vendor is recognized ratably over the term of the arrangement. License revenue from OEM arrangements in which the Company earns a royalty based on a specified percentage of OEM sales to end users incorporating the Company's software is recognized upon delivery to the end user. Nonrefundable royalty fees received by the Company from OEM customers are recognized as long as all other conditions of SOP 97-2, as amended, have been satisfied.

     Professional services revenue consists of fees for services including integration of software, application development, training and software installation. The Company bills professional services fees either on a time and materials basis or on a fixed-price schedule. The Company generally recognizes professional services fees as the services are performed. The Company's customers typically purchase maintenance agreements annually, and we price maintenance based on a percentage of the product license fee. The Company recognizes revenue from maintenance and support agreements ratably over the term of the agreements, which is typically one year.

                      TALARIAN CORPORATION AND SUBSIDIARY

  (j) Cost of Revenue

     Cost of license revenue includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, and the cost of production media used to deliver the Company's products. Cost of maintenance revenue primarily represents salaries and related expenses for technical support operations and an allocation of the Company's facilities, communications and depreciation expenses and attributable stock compensation cost. Cost of professional services revenue includes salaries and related expenses for consulting services, implementation and training services, costs of contracting with third parties to provide consulting services to customers and an allocation of the Company's facilities, communications and depreciation expenses and attributable stock compensation cost.

  (k) Software Development Costs

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

     The Company has adopted the Emerging Issues Task Force (the "EITF") published consensus on Issue No. 00-2 "Accounting for Web Site Development Costs," which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86. "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

  (l) Income Taxes

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

  (m) Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying amounts for cash and cash equivalents, investments, accounts receivable, and other financial instruments approximate fair value due to their short maturities.

     Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, investments and accounts receivable. At September 30, 2001, cash equivalents consisted of money market accounts and auction rate instruments. Short-term investments at September 30, 2001 consisted of government obligations. As of September 30, 2000, the Company's cash and cash equivalents, which consisted of money market accounts, were on deposit with a commercial bank. The Company sells its software products to large well-established companies throughout the world, directly and through distributors, and generally does not require collateral on accounts receivable.

                      TALARIAN CORPORATION AND SUBSIDIARY

  (n)  STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual awards consistent with the method described in FASB Interpretation No. 28. Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation arrangements. See Note 7(g).

     For nonemployees, the Company computes the fair value of the stock-based compensation in accordance with SFAS No. 123.

  (o) ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. In fiscal 2001, 2000, and 1999, advertising expense was $1.3 million, $946,000, and $147,000, respectively.

  (p) FOREIGN CURRENCY TRANSACTIONS

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

  (q) COMPREHENSIVE INCOME

     Total comprehensive loss includes, in addition to net loss, unrealized gains and losses excluded from the consolidated and combined statements of operations that are recorded directly into a separate section of stockholders' equity (deficit) on the consolidated balance sheets. These unrealized gains and losses are referred to as other comprehensive income (loss). The Company's accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized investment holding gains and losses which are not adjusted for income taxes. For the years ended September 30, 2001, 2000, and 1999, the Company had $149,000, $ nil, and $ nil of other comprehensive income
(loss) which was recorded as a component of stockholders' equity.

  (r) NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

                      TALARIAN CORPORATION AND SUBSIDIARY

                                                                        YEAR ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                               2001       2000        1999
                                                              -------   ---------   ---------
Shares issuable under stock options.........................  808,302   2,665,573   1,773,604
Shares of restricted stock subject to repurchase............  425,273     960,760          --
Shares issuable pursuant to warrants to purchase common
  stock.....................................................   17,367      97,367     162,985
Shares of redeemable convertible preferred stock on an
  "as-if-converted" basis...................................       --          --   7,239,827

     The weighted-average exercise price of common stock options outstanding was $3.31, $3.55, and $0.17 for the years ended September 30, 2001, 2000, and 1999, respectively. The weighted-average exercise price of unvested common stock subject to repurchase was $0.39 for the year ended September 30, 2001. The weighted-average exercise price of warrants to purchase common stock was $0.90, $0.67 and $0.77 for the years ended September 30, 2001, 2000 and 1999, respectively.

  (s) RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for and reporting of business combinations.

     SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions, and eliminates the use of the pooling-of-interests method. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company believes SFAS No. 141 will not have a material effect on its consolidated financial statements.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the SFAS 142. For goodwill acquired by June 30, 2001, SFAS 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject to immediate adoption of SFAS 142. As of September 30, 2001, the Company had recorded goodwill and intangibles of $2.1 million. The Company believes SFAS No. 141 will not have a material effect on its consolidated financial statements.

     On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. Accordingly, SFAS 143 will be effective for the Company beginning October 1, 2001. The Company is currently in the process of evaluating the impact, if any, SFAS 143 will have on its financial position or results of operations.

                      TALARIAN CORPORATION AND SUBSIDIARY

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations

(3) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Computer equipment and software.............................  $3,270   $3,206
Furniture and equipment.....................................     493      323
Leasehold improvements......................................     506       34
                                                              ------   ------
                                                               4,269    3,563
Less accumulated depreciation and amortization..............   2,248    2,218
                                                              ------   ------
                                                              $2,021   $1,345
                                                              ======   ======

(4) ACQUISITIONS

     In September 1999, we acquired substantially all of the assets of GlobalCast, a provider of reliable multicast technology, for common stock with an aggregate value of $3.6 million. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, and $300,000 of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. Also, in connection with the GlobalCast acquisition, we recorded intangible assets of $2.9 million. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast.

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

(5) COMMITMENTS AND CONTINGENCIES

  (a) LEASE COMMITMENTS

     The Company leases approximately 16,000 square feet and 13,000 square feet in two office buildings located in Los Altos, California under two separate lease agreements that expire in May 2005 and December 2005, respectively. The Company leases a total of approximately 13,000 square feet in a single office building

                      TALARIAN CORPORATION AND SUBSIDIARY
in Warrenville, Illinois under a lease that expires in December 2005. The Company also leases office space in London, England and in various cities in the United States and internationally to support its sales and marketing personnel worldwide. These facilities are generally leased on a month-to-month basis or have terms that end in 12 months or less. Rent expense charged to operations was $3.3 million, $798,000, and $531,000 for the years ended September 30, 2001, and 2000, and 1999, respectively. Included in the $3.3 million expense for the year ended September 30, 2001 is an accrual of $1.3 million in excess facility lease costs, of which $907,000 and $392,000 represent future minimum lease commitments in fiscal years 2002 and 2003 respectively. Future minimum lease payments under noncancelable operating leases as of September 30, 2001, are as follows (in thousands):


Year Ending September 30,
  2002......................................................  $2,416
  2003......................................................   2,241
  2004......................................................   2,220
  2005......................................................   1,943
  2006......................................................     347
                                                              ------
  Total minimum lease payments..............................  $9,167
                                                              ======

  (b) LEGAL ACTIONS

     On August 10, 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and three underwriters of the Company's initial public offering. The complaint was brought on behalf of purchasers of Common Stock between July 20, 2000 and December 6, 2000. The complaint has been brought as a purported stockholder class action under Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaint alleges, among other things, that the Company and the individual defendants named in the complaint violated the federal securities laws by issuing and selling its Common Stock in its initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. Similar complaints have been filed against a number of other companies that had initial public offerings in 1999 and 2000. The Company has not yet responded to this lawsuit, and no discovery has been conducted. The Company believes that the allegations in this action are without merit, and intends to defend against this action vigorously. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the court will rule. Therefore, it is the position of the Company's management based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the Company that might result from some adverse aspects of a judgment in this complaint. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

     In addition, from time to time, we may be involved in other litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, none of these legal proceedings are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, operating results or cash flow.

(6) BORROWINGS AND DEBT

     The Company has a credit facility available from a financial institution for working capital, collateralized by accounts receivable and other assets of the Company. Under the facility, the Company may borrow up to the lesser of $2,000,000 or 75% of eligible accounts receivable. Borrowings would bear interest at prime rate plus 0.25%. Under the facility, which was renewed on February 22, 2001 and expires on February 22, 2002, if

                      TALARIAN CORPORATION AND SUBSIDIARY
the Company has any amounts outstanding the Company is required to maintain certain financial ratios, and its losses may not exceed certain quarterly amounts. As of September 30, 2001 and 2000, the Company had no amounts outstanding under this facility.

(7) STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

  (a) INITIAL PUBLIC OFFERING

     On July 20, 2000, the Company completed an IPO of 4,200,000 shares of its common stock at a price of $16.00 per share and received net proceeds of approximately $59,994,000.

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

     The number of shares of common stock reserved for issuance under the 1991 Stock Option Plan (the Stock Plan) is 2,050,000. Under the Stock Plan, the Board of Directors may grant either incentive or nonqualified stock options to key employees, consultants, directors and officers to purchase common stock at an exercise price of not less than 100% of the fair market value of the shares on the date of grant, except that

                      TALARIAN CORPORATION AND SUBSIDIARY
nonqualified options may be granted at 85% of this fair market value. Options expire no later than ten years from the date of grant and generally vest ratably over four years. Unexercised options expire 90 days after termination of employment from the Company.

     The Company has the right to repurchase any unvested stock purchased at the original issuance cost upon the termination of the purchaser's employment. The Company's repurchase right lapses ratably over four years. Prior to September 30, 2001, the Company issued 1,279,171 shares that are subject to repurchase. As of September 30, 2001, 179,248 of these shares had been repurchased and 674,605 had vested, leaving 425,318 shares still subject to repurchase at a weighted-average price of $0.39 per share. Of the restricted shares, 100,000 were issued to an employee of the Company for a full recourse promissory note with an interest rate of 6.45% and term of 5 years.

     In March 2000, the Company's Board of Directors approved, subject to stockholder approval, the 2000 Equity Incentive Plan (the 2000 Plan). The Company has reserved 3,000,000 shares of common stock for issuance under the 2000 Plan. The number of shares reserved under the 2000 Plan will automatically be increased on January 1 of each year, commencing in 2001, by an amount equal to 5% of the shares outstanding as of the immediately preceding December 31. The increase in reserved shares as of January 1, 2001 was 948,822 shares. If not terminated earlier, the 2000 Plan will terminate in March 2010.

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

                      TALARIAN CORPORATION AND SUBSIDIARY

     A summary of the status of the Company's options under the Incentive Plan and the Stock Plan is as follows:

                                   YEAR ENDED               YEAR ENDED              YEAR ENDED
                               SEPTEMBER 30, 2001       SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                              ---------------------   ----------------------   ---------------------
                                          WEIGHTED-                WEIGHTED-               WEIGHTED-
                                           AVERAGE                  AVERAGE                 AVERAGE
                               NUMBER     EXERCISE      NUMBER     EXERCISE     NUMBER     EXERCISE
                              OF SHARES     PRICE     OF SHARES      PRICE     OF SHARES     PRICE
                              ---------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of
  period....................  2,665,573     $3.55      1,773,604    $ 0.17     1,277,676     $0.14
Granted.....................  1,096,910      4.01      2,994,783      3.41     1,080,500      0.20
Exercised...................   (103,438)     0.38     (1,892,953)     0.38      (302,551)     0.14
Canceled....................   (940,535)     5.13       (209,861)     1.48      (282,021)     0.16
                              ---------               ----------               ---------
Outstanding at end of
  period....................  2,718,510     $3.31      2,665,573    $ 3.55     1,773,604     $0.17
                              =========               ==========               =========
Options exercisable at end
  of period.................    808,302     $3.30        420,932    $ 1.75       554,431     $0.14
                              =========               ==========               =========
  Weighted-average fair
     value of options
     granted during the
     period with exercise
     prices equal to fair
     value at date of
     grant..................  1,096,910     $4.01        186,000    $12.69
  Weighted-average fair
     value of options
     granted during the
     period with exercise
     prices less than fair
     value at date of
     grant..................         --        --      2,808,783    $ 8.51     1,080,500     $4.10

     The options outstanding and currently exercisable by exercise price at September 30, 2001 were as follows:

                                                   OPTIONS OUTSTANDING
                                           -----------------------------------
                                                        WEIGHTED-                OPTIONS EXERCISABLE
                                                         AVERAGE                 -------------------
                                                        REMAINING    WEIGHTED-             WEIGHTED-
                                                       CONTRACTUAL    AVERAGE    NUMBER     AVERAGE
                                            NUMBER        LIFE       EXERCISE      OF      EXERCISE
EXERCISE PRICES                            OF SHARES     (YEARS)       PRICE     SHARES      PRICE
---------------                            ---------   -----------   ---------   -------   ---------
$ 0.15 to 0.20...........................    153,267      7.69        $ 0.20      44,211    $ 0.20
  1.00 to 1.83...........................  1,025,854      8.68          1.22     315,258      1.01
  2.06 to 3.78...........................  1,014,606      8.84          3.05     284,122      3.16
  4.94 to 5.63...........................    260,783      8.99          5.12      81,469      5.09
  9.00...................................     82,000      8.79          9.00      24,120      9.00
 12.06 to 16.00..........................    182,000      8.94         13.92      59,122     13.68
                                           ---------      ----        ------     -------    ------
                                           2,718,510      8.73        $ 3.31     808,302    $ 3.30
                                           =========      ====        ======     =======    ======

     As of September 30, 2001, there were 4,089,664 additional shares available for grant under the 2000 Plan.

                      TALARIAN CORPORATION AND SUBSIDIARY

  (f) 2000 Employee Stock Purchase Plan

     In March 2000, the Company's Board of Directors approved, subject to stockholder approval, the 2000 Employee Stock Purchase Plan (the Purchase Plan) and reserved a total of 300,000 shares of common stock for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will automatically increase on January 1 of each year commencing in 2001 by an amount equal to 1% of the total shares outstanding on the immediately preceding December 31. The increase in reserved shares effective January 1, 2001 was 189,764.

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

     As of September 30, 2001, 227,014 shares have been issued under the Purchase Plan and 262,750 shares were reserved for future issuances under the plan.

  (g) Stock-Based Compensation

     The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any stock options granted because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for stock options granted from October 1, 1998 to July 20, 2000. With respect to the stock options granted in the period from October 1, 1998 to July 20, 2000, the Company recorded deferred stock compensation of $22.1 million for the difference at the grant or issuance date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of the September 30, 2001 balance of deferred stock compensation for the fiscal years ended 2002, 2003, and the nine months ended June 30, 2004, is expected to approximate $2.439 million, $899,000, and $73,000, respectively.

     Had compensation costs been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss attributable to common stockholders, and basic and diluted net loss per share attributable to common stockholders would have been as follows (in thousands, except per share data):

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Net loss attributable to common stockholders (in
  thousands):
  As reported.........................................  $(23,385)  $(21,576)  $(4,037)
  Pro forma...........................................   (27,323)   (22,591)   (4,051)
Basic and diluted net loss per share attributable to
  common stockholders:
  As reported.........................................  $  (1.27)  $  (3.08)  $ (1.30)
  Pro forma...........................................  $  (1.48)  $  (3.22)  $ (1.30)

                      TALARIAN CORPORATION AND SUBSIDIARY

     The fair value of each option grant was estimated on the date of grant using the minimum value method prior to the IPO and the Black Scholes Option Pricing model after the IPO with the following assumptions, no dividends and the following risk-free interest rates, expected lives and volatilities:

                                                           YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
Risk-free interest rate..............................      4.82%       6.37%       5.56%
Expected life........................................  3.5 years   3.6 years   3.5 years
Volatility...........................................       127%        161%          --

     The weighted-average expected life was calculated based on the vesting period and the expected exercise behavior. Stock options issued generally vest at a rate of 12.5% upon the six month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. The risk-free interest rate was calculated in accordance with the grant date and expected life.

  (h) Warrants

     Prior to 1993, the Company granted warrants to purchase an aggregate of 135,140 and 33,334 shares of Series A and B preferred stock, respectively. The Series A warrants are exercisable at prices of $0.63 and $0.80 per share and all of the Series B warrants are exercisable at $0.90 per share. The Series A and B warrants are immediately exercisable and expire in the years 2000 through 2002. These warrants were issued to a number of individuals and a bank in consideration for the provision of cash advances and a line of credit, respectively, necessary to fund the Company's working capital requirements during the early years following its formation. At the closing of the Company's IPO, these warrants became exercisable for common stock. At September 30, 2001, warrants to purchase an aggregate of 17,367 shares of common stock remained outstanding with a weighted average exercise price of $0.90 per share. The Company has reserved 17,367 shares of common stock for issuance upon the exercise and conversion of these warrants. The value of these warrants, computed using the Black-Scholes option pricing model, was not significant.

(8) SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the year ended September 30, 1999. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance.

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

     The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom and other European cities. The Company does not measure net revenue by geographical area, and accordingly no analysis has been provided. There were no significant assets maintained by the Company outside the United States for the years ended September 30, 2001, 2000 or 1999.

                      TALARIAN CORPORATION AND SUBSIDIARY

     Therefore, the Company has determined that it operates in a single operating segment: real-time infrastructure software. Disaggregated information on its products and services is as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
Revenue:
  Licenses...............................................  $ 8,291   $10,553   $5,912
  Maintenance............................................    4,006     3,094    2,488
  Professional services..................................    2,566     2,204      640
                                                           -------   -------   ------
     Total revenue.......................................  $14,863   $15,851   $9,040
                                                           =======   =======   ======

     Revenue from sales made to customers in Europe aggregated 14%, 15%, and 22% for the years ended September 30, 2001, 2000 and 1999, respectively, and 10% represent a combination of export sales made from the United States to European customers and sales originated by the United Kingdom sales subsidiary to European customers. The primary geographic location of customers by country were the United Kingdom, France and Germany. Revenue from sales in the United Kingdom was 10% in the year ended September 30, 2001.

     One customer accounted for 13%, 6%, and 12% of total revenue for the fiscal years ended September 30, 2001, 2000 and 1999, and 4% of accounts receivable outstanding as of September 30, 2001. No other customer accounted for more than 10% of total revenue or accounts receivable for any of the last three fiscal years.

(9) INCOME TAXES

     Income tax expense for the year ended September 30, 2001, September 30, 2000, and September 30, 1999 consisted of:

                                                              2001   2000   1999
                                                              ----   ----   ----
Current
  Federal tax...............................................  $--    $--    $ --
  State tax.................................................   22      2       2
  Foreign tax...............................................   28     11       4
                                                              ----   ----   ----
  Total current tax expense.................................   50     13       6
Deferred
  Federal tax...............................................   --     --      --
  State tax.................................................   --     --      --
  Foreign tax...............................................   --     --      --
                                                              ----   ----   ----
  Total tax expense.........................................  $50    $13    $  6
                                                              ====   ====   ====

                      TALARIAN CORPORATION AND SUBSIDIARY

     The September 30, 2001, September 30, 2000 and September 30, 1999 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                           2001      2000      1999
                                                          -------   -------   -------
Federal tax at statutory rate...........................  $(7,934)  $(5,111)  $(1,127)
State income tax, no federal benefit....................       22         2         2
Foreign tax.............................................       28        --        --
Amortization of stock compensation......................    2,118     3,553       253
Amortization of goodwill and intangibles................      935       494        --
Other...................................................       16        18        10
Net operating loss and credits not
  (previously)/currently benefited, net utilized........    4,865     1,057       868
                                                          -------   -------   -------
Total tax provision.....................................  $    50   $    13   $     6
                                                          =======   =======   =======

     As of September 30, 2001 and September 30, 2000, the types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set forth below (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  Depreciation..............................................  $    --   $   185
  Intangibles...............................................       --        --
  Accrued liabilities.......................................       96       336
  Allowance for doubtful accounts...........................      106        96
  Net operating loss carryforwards..........................    7,331     7,331
  Research and development and other credits................    1,441     2,773
  Deferred revenues.........................................      312       570
                                                              -------   -------
  Gross deferred tax assets.................................    9,340     4,754
  Valuation allowance.......................................   (9,040)   (4,052)
                                                              -------   -------
  Total deferred tax assets.................................      300       702
Deferred tax liabilities:
  Depreciation..............................................      (53)       --
  Intangibles...............................................     (247)     (702)
                                                              -------   -------
  Total deferred tax liabilities............................     (300)     (702)
Net deferred tax asset (liability)..........................  $    --   $    --
                                                              =======   =======

     Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The change in the valuation allowance for deferred tax assets for the years ended September 30, 2001 and September 30, 2000 was an increase of $5.0 million and a decrease of $78,000 respectively.

     As of September 30, 2001, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $21.1 million and $1.6 million, respectively, available to offset income in future years. The federal net operating loss carryforwards expire from 2007 through 2021. The California net operating loss carryforwards expire from 2001 through 2006.

                      TALARIAN CORPORATION AND SUBSIDIARY

     As of September 30, 2001, the Company had research and experimentation credit carryforwards for federal and California income tax purposes of approximately $791,000 and $603,000 available to reduce future income taxes. The federal research credit carryforwards expire in various years from 2005 through 2021. The California research credit carries forward indefinitely until utilized. California has a manufacturing investment credit of $16,000. In addition, the Company had $7,000 and $4,000 of tax credit carryforwards related to the Alternative Minimum Tax (AMT) for federal and state purposes, respectively. The federal and state AMT credit carries forward indefinitely until utilized.

     Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code.

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly supplemental unaudited consolidated financial information for the years ended September 30, 2001 and 2000 are as follows (in thousands, except per share data):

                                                                    FISCAL QUARTERS
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         -------   -------   -------   -------
FOR THE YEAR ENDED SEPTEMBER 30, 2001
  Net sales............................................  $ 3,417   $ 4,123   $ 2,773   $ 4,550
  Gross Profit.........................................    2,505     3,066     1,793     3,536
  Net Loss.............................................   (6,222)   (5,493)   (6,623)   (5,047)
  Basic and diluted loss per common share..............  $ (0.34)  $ (0.30)  $ (0.36)  $ (0.27)
  Shares used to compute basic and diluted loss per
     common share......................................   18,168    18,391    18,558    18,752
FOR THE YEAR ENDED SEPTEMBER 30, 2000
  Net sales............................................  $ 2,794   $ 3,634   $ 4,442   $ 4,981
  Gross Profit.........................................    2,392     2,930     3,209     3,916
  Net Loss.............................................   (2,157)   (9,622)   (5,321)   (4,476)
  Basic and diluted loss per common share..............  $ (0.57)  $ (2.20)  $ (0.99)  $ (0.30)
  Shares used to compute basic and diluted loss per
     common share......................................    3,813     4,366     5,350    14,949

     During the fourth quarter ending September 30, 2001, the Company recorded a $1.3 million accrual for excess facility lease costs. The amount represents expenses related to real estate commitments in excess of projected needs. There were no similar expenses in prior years. The lease accrual covers a period of 19 months out of the remaining lease term of 33 months.

                      TALARIAN CORPORATION AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Allowance for doubtful accounts:
Balance, beginning of period................................  $245,000   $245,000   $185,000
Additions charged to expense................................   262,000         --     60,000
Accounts written off........................................   101,000         --         --
Balance, end of period......................................  $406,000   $245,000   $245,000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 2.01     Agreement and Plan of Merger between Talarian Corporation, a
          California corporation, and Registrant.(1)
 2.02     Asset Purchase Agreement dated September 30, 1999 between
          Registrant and GlobalCast Communications, Inc., a California
          corporation.(1)
 2.03     Agreement and Plan of Merger dated March 7, 2000 between
          Registrant and WhiteBarn, Inc., an Illinois corporation.(1)
 3.01     Registrant's Predecessor's Amended and Restated Articles of
          Incorporation as filed February 4, 2000 with the Secretary of State of California.(1)
 3.02     Registrant's Predecessor's Bylaws as adopted March 28,
          1991.(1)
 3.03     Registrant's First Amended and Restated Certificate of
          Incorporation as filed May 26, 2000 with the Secretary of
          State of Delaware.(1)
 3.05     Registrant's Bylaws as adopted April 3, 2000.(1)
 3.06     Registrant's Certificate of Designation of preferred stock as filed May 31, 2000 with the Delaware Secretary of
          State.(1)
 3.08     Registrant's Predecessor's Certificate of Amendment of
          Articles of Incorporation as filed May 23, 2000.(1)
 3.09     Registrant's Certificate of Retirement of preferred stock as filed with the Delaware Secretary of State on July 26,
          2000.(2)
 3.10     Registrant's Second Amended and Restated Certificate of
          Incorporation, as filed July 26, 2000 with the Delaware
          Secretary of State.(2)
 4.01     Specimen Common Stock Certificate.(1)
 4.02     Amended and Restated Investors Rights Agreement dated
          February 3, 2000, as amended March 10, 2000 between
          Registrant and certain stockholders and warrant holders
          named therein.(1)
10.01     Form of Indemnity Agreement.(1)
10.02     Registrant's 1991 Stock Option Plan and related
          documents.(1)*
10.03     Registrant's 1998 Equity Incentive Plan and related
          documents.(1)*
10.04     Registrant's 2000 Employee Stock Purchase Plan and related documents.(1)*
10.05     Registrant's 2000 Equity Incentive Plan and related
          documents.(1)*
10.06     WhiteBarn, Inc. Stock Option Plan and related document.(1)*
10.07     WhiteBarn, Inc. 2000 Equity Incentive Plan and related
          document.(1)*
10.09     Agreement dated March 13, 2000 between Registrant and
          Certain WhiteBarn Shareholders.(1)
10.10     Form of Option Acceleration Agreement between Registrant and each executive officer.(1)*
10.13     License Agreement dated July 25, 1997 between Lucent
          Technologies Inc., a Delaware corporation, and Registrant as successor to GlobalCast Communications, Inc., a California corporation, as amended by Amendment No. 1 effective January
          28, 1998 and letter dated September 3, 1999.(1)+
10.15     Standard Inbound License Agreement (Product Source Code)
          dated September 30, 1999 between Registrant and Novell,
          Inc., a Delaware corporation as amended by Amendment No. 1 dated June 26, 2000.(1)+
10.18     Commitment Agreement dated March 13, 2000 between the
          Registrant, Mark Mahowald and Wagner & Associates, P.C.(1)
10.19     Agreement dated February 3, 2000 between Registrant and
          Nortel Networks Inc, as amended May 31, 2000.(1)+
10.20     Form of Registrant's Software License and Distribution
          Agreement.(1)
10.21     Form of lock-up agreement with the underwriters.(1)
10.22     Lease dated March 7, 2000 between Registrant and GVE Distel
          Associates.(1)

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
10.23     Settlement and License Agreement dated February 1, 1989
          between the Registrant and Lockheed Missiles and Space
          Company.(1)
10.24     Amended and Restated Loan and Security Agreement dated
          August 6, 1998 between the Registrant and Silicon Valley
          Bank, as amended February 22, 2000.(1)
10.25     Lease dated April 15, 2000 between Registrant and TJR
          Management Co.(1)
10.26     Value Added Reseller Agreement dated December 17, 1993
          between Registrant and Northern Telecom Limited, as amended
          September 30, 1997.(1)
10.27     Lease dated December 11, 2000 between Registrant and Los
          Altos Wood, LLC(3)
10.28     Amended and Restated Loan and Security Agreement dated
          August 6, 1998 between the Registrant and Silicon Valley
          Bank, as amended February 22, 2001.
10.29     Loan and Security Agreement dated July 15, 2001 by and among
          Talarian Corporation, Paul Larson and Cheryl Larson.*
16.01     Letter from former independent auditors.(1)
21.01     Subsidiaries of the Registrant.(1)
23.01     Consent of KPMG LLP, independent auditors.
24.01     Power of Attorney (see Part IV of this annual report.)

---------------

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

(3) Incorporated by reference to the exhibit with the same number to our Quarterly Report on Form 10-Q (File No. 000-31011) for the period ending December 31, 2000, filed with the Securities and Exchange Commission on February 14, 2001.

 * Management contracts or compensatory plans required to be filed as an exhibit to Form 10-K.

 + Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.