Form 10-K/A
period 2001-09-30
TALARIAN CORP
filed 2002-01-28
CIK 857914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on such date) was approximately $36,915,084.


As of December 31, 2001, there were 19,303,203 shares of the Registrant's $0.001 par value Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                              TALARIAN CORPORATION
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART III
  Item 10.   Directors and Executive Officers of the Registrant...................       2
  Item 11.   Executive Compensation...............................................       5
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.......       7
  Item 13.   Certain Relationships and Related Transactions.......................       9
SIGNATURES........................................................................      10


                                ----------------

                                EXPLANATORY NOTE

    This Form 10-K/A Amendment No. 1 is being filed in order to include information required by Items 10 through 13, originally intended to be incorporated by reference to the information to be included in the Registrant's definitive Proxy Statement for the Registrant's 2002 annual meeting of stockholders.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

    The Board of Directors of Talarian presently consists of seven members and is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. Directors in Class II will stand for election at the 2002 annual meeting of stockholders. The terms of office of directors in Class I and Class III do not expire until the annual meetings of stockholders held in 2004 and 2003, respectively.

                                                                                                                   DIRECTOR
            NAME OF DIRECTOR              AGE                    PRINCIPAL OCCUPATION                   CLASS       SINCE
            -----------------            ----     -------------------------------------------------     -----      -------
Paul D. Callahan.....................     52      Non-Fiction Author                                      II         2000

David I. Caplan (1)(2)...............     72      Chairman and Chief Executive Officer, Objectivity,       I         1998
                                                      Inc.

David E. Gold (1)....................     58      Partner, Indosuez Ventures.                              I         1994

Brian T. Horey (1)(2)................     41      President, Equity Growth Management LLC                 II         1992

Thomas J. Laffey.....................     46      Vice President, Chief Technical Officer and              I         1989
                                                      Secretary, Talarian Corporation.

Paul A. Larson.......................     50      President and Chief Executive Officer, Talarian        III         1997
                                                      Corporation

Richard A. Nortz (2).................     57      Retired Novell Executive                               III         2000

- ----------

   (1)  Member of the Audit Committee

   (2)  Member of the Compensation Committee

    PAUL D. CALLAHAN has served as a member of our board of directors since February 2000. He is currently writing a book and pursuing investment opportunities. From September 1998 until August 2001, Mr. Callahan served as Vice President, Strategy and Technology Investments of Nortel Networks Inc., a network equipment manufacturer. From October 1997 to September 1998, he was Vice President, Strategy of Bay Networks, Inc., a network equipment company and subsidiary of Nortel Networks Inc. From January 1992 to October 1997, he was Group Director, Research of Forrester Research, Inc., an independent market research company. Mr. Callahan holds a B.A. degree in liberal arts from Hampshire College.

    DAVID I. CAPLAN has served as a member of our board of directors since October 1998. Mr. Caplan has been Chairman of Objectivity, Inc., a software company, since June 1992, was its President from June 1992 to October 1996 and from October 1997 to January 2002, and was its Chief Executive Officer from June 1992 to October 1996 and from October 1997 to the present. Mr. Caplan holds B.S. and M.S. degrees in mathematics from M.I.T. and an M.S. degree in electrical engineering from the University of Pennsylvania.

    DAVID E. GOLD has served as a member of our board of directors since March 1994. Mr. Gold has been a general partner of Indosuez Ventures, a venture capital firm, since its founding in 1985. Indosuez Ventures manages STF II, L.P., one of our principal stockholders. Mr. Gold serves on the boards of directors of several private companies. Mr. Gold holds a B.S. degree in electrical engineering and M.S. and Ph.D. degrees in computer science from the University of Illinois.

    BRIAN T. HOREY has served as a member of our board of directors since March 1992. Mr. Horey has been President of Equity Growth Management LLC, an investment management firm, since January 1999, a general partner of Allegra Partners III, L.P., a venture capital firm, since May 1995 and a general partner of LTOS II Partners, a venture capital firm, since July 1990. LTOS II Partners manages Lawrence, Tyrrell, Ortale & Smith II, L.P., one of our principal stockholders. Mr. Horey was also a general partner of Tontine Associates LLC, an investment management firm, from January 1998 to December 1998. He is also a co-founder and director of the New York New Media Association. Mr. Horey holds a B.A. degree in economics from Colgate University and an M.B.A. degree from Harvard University Graduate School of Business Administration.

    THOMAS J. LAFFEY was a co-founder of Talarian and has served as our Vice President and Chief Technical Officer since October 1997, as our Secretary since March 1991 and as a member of our board of directors since February 1989. From February 1989 to September 1997, Mr. Laffey served as our Vice President, Engineering. From September 1982 to January 1989, Mr. Laffey was a research scientist with Lockheed Palo Alto Research Laboratories, where he was the principal investigator of a project on real-time distributed systems. Mr. Laffey holds a B.S. degree in mathematics from the University of Michigan and an M.S. degree in computer science from Virginia Polytechnic University.

    PAUL A. LARSON has served as our President and Chief Executive Officer and as a member of our board of directors since January 1997. From November 1992 to January 1997, Mr. Larson was our Vice President, Sales. From August 1985 to October 1992, he held various sales and marketing positions, including European sales manager and North American sales manager, with Integrated Systems, Inc., a design automation company. Mr. Larson holds a B.S. degree in electrical engineering from the University of Minnesota.

    RICHARD A. NORTZ has served as a member of our board of directors since March 2000. Mr. Nortz was Senior Vice President of Worldwide Sales at Novell, Inc., a network services software company, from May 2000 until his retirement in January 2002 and was its Senior Vice President of Customer Services from October 1995 to May 2000. From August 1991 to September 1995, Mr. Nortz was Senior Vice President for the Worldwide Customer Service Business of Wang Laboratories, a computer hardware manufacturer, and from 1973 to 1991, he was employed by Digital Equipment Corporation, where his last position was Vice President of the 11,000-person U.S. Customer Service Business. He also serves on the board of directors of the Living Planet Aquarium. Mr. Nortz has attended Villanova University, the Harvard University Advanced Management Program and the University of Pittsburgh Executive Management Program.

EXECUTIVE OFFICERS

    The following table sets forth information regarding our executive officers as of December 31, 2001:

            NAME            AGE                                    POSITION
            ----            ---                                    --------
Paul A. Larson               50    President, Chief Executive Officer and Director
Thomas J. Laffey             46    Vice President, Chief Technical Officer, Secretary and Director
Mark G. Mahowald             42    Chief Operating Officer
Michael A. Morgan            39    Vice President, Finance and Administration and Chief Financial Officer
Rodney S. Arbaugh            44    Vice President, Professional Services
Antonio J. Espinosa          40    Vice President, Worldwide Sales
Steven M. Gimnicher          46    Vice President, Marketing
Carl R. Schulenburg          45    Vice President, Global Alliances and Strategic Accounts

    PAUL A. LARSON has served as our President and Chief Executive Officer and as a member of our board of directors since January 1997. From November 1992 to January 1997, Mr. Larson was our Vice President, Sales. From August 1985 to October 1992, he held various sales and marketing positions, including European sales manager and North American sales manager, with Integrated Systems, Inc., a design automation company. Mr. Larson holds a B.S. degree in electrical engineering from the University of Minnesota.

    THOMAS J. LAFFEY was a co-founder of Talarian and has served as our Vice President and Chief Technical Officer since October 1997, as our Secretary since March 1991 and as a member of our board of directors since February 1989. From February 1989 to September 1997, Mr. Laffey served as our Vice President, Engineering. From September 1982 to January 1989, Mr. Laffey was a research scientist with Lockheed Palo Alto Research Laboratories, where he was principal investigator of a project on real-time distributed systems. Mr. Laffey holds a B.S. degree in mathematics from the University of Michigan and an M.S. degree in computer science from Virginia Polytechnic University.

    MARK G. MAHOWALD has served as our Chief Operating Officer since April 2001. From March 2000 to March 2001, Mr. Mahowald was our Vice President, Multicast and Networking Technologies. From October 1995 to February 2000, Mr. Mahowald was President and Chief Executive Officer of WhiteBarn, Inc., a software development and network consulting company that we acquired in March 2000. From October 1988 to September 1995, he served in a variety of senior management positions including Vice President and Executive Vice President/General Manager at Lachman Technology Group (acquired by Legent Corporation), Lachman Technology Inc. and Lachman Associates, all software and networking protocol companies. From April 1985 to October 1988, he was Vice President of Advanced Development with Rich, Inc. and with Reuters (an acquirer of Rich, Inc.), a financial trading company. From June 1981 to March 1985 he was a member of the technical staff at Bell Laboratories, a telecommunications equipment supplier. Mr. Mahowald holds a B.S. degree in computer engineering from the University of Illinois and an M.S. degree in electrical and computer engineering from the University of Michigan.

    MICHAEL A. MORGAN has served as our Vice President, Finance and Administration and Chief Financial Officer since August 1999. From May 1991 to July 1999, Mr. Morgan served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Enlighten Software Solutions, Inc., a systems management software company. From October 1987 to April 1991, Mr. Morgan served in various positions at KPMG LLP, a public accounting firm. Mr. Morgan holds a B.S. degree in business administration and accounting from San Jose State University and is a certified public accountant in California.

    RODNEY S. ARBAUGH has served as our Vice President, Professional Services since April 2000. From February 1998 to March 2000, Mr. Arbaugh was our Vice President of Engineering. From May 1993 to January 1998, Mr. Arbaugh was Western Regional Consulting Manager at Mentor Graphics Corporation, a provider of electronic design automation software for systems and semiconductor companies. From October 1992 to April 1993, he was a Senior Software Consultant with Rational Software Corporation, a supplier of software development tools. From January 1981 to September 1992, he was a software development program manager with ESL Incorporated, a subsidiary of TRW, where he was responsible for the development of distributed, real-time command and control systems. Mr. Arbaugh holds a B.S. degree in electrical engineering from Seattle University and an M.S. degree in electrical engineering from Santa Clara University.

    ANTONIO J. ESPINOSA has served as our Vice President, Worldwide Sales since October 2001. From January 1999 to September 2001, Mr. Espinosa was Vice President of Worldwide Sales for Visionael Corporation, a privately held provider of network knowledge system software. From January 1993 to December 1998, Mr. Espinosa held various sales positions with Centura Software Corporation, a provider of client-server/Internet embedded database products, most recently as Vice President of the Americas Sales and Operations. Mr. Espinosa holds B.S. and M.S. degrees in electrical engineering and an MBA degree, all from the University of California, Davis.

    STEVEN M. GIMNICHER has served as our Vice President, Marketing since April 2001. From March 2000 to March 2001, Mr. Gimnicher served as our Vice President, Product Development. From August 1992 to February 2000, Mr. Gimnicher served in a variety of vice president roles in the areas of marketing, engineering, customer service and professional services for Apertus Technologies and its acquirer, Computer Network Technologies, both publicly traded software companies. From 1988 to 1992, Mr. Gimnicher served as Vice President, Engineering for Interlink Computer Sciences. From 1985 to 1988, Mr. Gimnicher served in a variety of positions in a company he co-founded. From 1976 to 1985, Mr. Gimnicher served in several programming and programming management positions for Tymshare, Incorporated. Mr. Gimnicher holds a B.S. degree in computer science from the University of San Francisco.

    CARL R. SCHULENBURG has served as our Vice President, Global Alliances and Strategic Accounts since October 2000. From April 2000 to September 2000, Mr. Schulenburg was our Vice President, Sales and from June 1999 to March 2000, he was our Vice President of Sales and Marketing. From June 1998 to June 1999, Mr. Schulenburg was Senior Vice President of Sales and Marketing at iNetra Technologies, an enterprise software company. From September 1983 to June 1998, he was North American Sales Manager with Hewlett-Packard Company. Mr. Schulenburg holds a B.S. degree in aeronautical engineering and an M.B.A. degree from Purdue University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. These persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

    Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the year ended September 30, 2001 were met, except that Mr. Laffey, our Vice President and Chief Technical Officer and a member of our board of directors, reported one transaction late on a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table shows all compensation awarded to, earned by or paid for services rendered to Talarian in all capacities during our fiscal years ended September 30, 1999, 2000 and 2001 by our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of fiscal 2001 and whose total salary and bonus was more than $100,000 in fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                      ANNUAL COMPENSATION             ------------
                                                             ---------------------------------------     AWARDS
                                                                                        OTHER ANNUAL  -------------
                                                                                        COMPENSATION   SECURITIES    ALL OTHER
                                                   FISCAL                               ------------   UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION                         YEAR     SALARY ($)     BONUS ($)      ($)(1)      OPTIONS (#)     ($)(2)
- ---------------------------                        ------    ----------     ---------   ------------  ------------- ------------
Paul A. Larson ...............................      2001       225,000        28,250            --            --      702
  President and Chief Executive Officer             2000       161,250        86,480            --       325,000       38
                                                    1999       150,000        22,758            --            --       --

Carl R. Schulenburg ..........................      2001       185,000        55,250            --            --      461
   Vice President, Global Alliances                 2000       185,000       111,437            --        16,667       35
      and Strategic Accounts                        1999        53,958        26,406            --       240,000       --

Mark G. Mahowald .............................      2001       187,917        45,138            --       150,000      727
   Chief Operating Officer                          2000        87,130        27,550            --        65,000       30
                                                    1999            --            --            --            --       --
Steven M. Gimnicher ..........................      2001       178,000        50,344        40,000            --       629
   Vice President, Marketing                        2000       103,833        52,533        23,333       175,000        30
                                                    1999            --            --            --            --        --

Rodney S. Arbaugh ............................      2001       165,000        50,000            --            --       361
   Vice President, Professional Services            2000       145,000        56,157            --        66,666        28
                                                    1999       136,587        36,567            --        50,000        --

- ------------

(1) Represents the principal amount of loans forgiven in fiscal 2000 and 2001.

(2)      Represents payment of life insurance premiums.

OPTION GRANTS IN FISCAL YEAR 2001

    The following table presents information about grants of stock options to the executive officers listed in the above Summary Compensation Table during the fiscal year ended September 30, 2001.

    These options are either incentive stock options or nonqualified stock options and generally vest and become exercisable with respect to 12.5% of the shares subject to the option on the six-month anniversary of the date of grant and with respect to an additional 2.083% of these shares each month thereafter, subject to acceleration in some instances upon changes in our control. Options expire ten years from the date of grant. Options are granted at an exercise price equal to the fair market value of our common stock, as determined by our board of directors, on the date of grant.

    Potential realizable values are calculated by:

    - Multiplying the number of shares of common stock subject to a given option by the fair market value at the date of grant;

    - Assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

    -   Subtracting from that result the aggregate option exercise price.

    The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect our estimate or projection of future stock price growth. The percentage of total options granted to employees in the last fiscal year is based on options to purchase an aggregate of 838,010 shares of common stock granted to employees during the year ended September 30, 2001.

                                                        INDIVIDUAL GRANTS
                                  -------------------------------------------------------------         POTENTIAL REALIZABLE VALUE
                                   SHARES OF                                                             AT ASSUMED ANNUAL RATES
                                    COMMON         % OF TOTAL                                                 OF STOCK PRICE
                                    STOCK            OPTIONS                                             APPRECIATION FOR OPTION
                                  UNDERLYING       GRANTED TO       EXERCISE OR                                   TERM
                                   OPTIONS        EMPLOYEES IN      BASE PRICE       EXPIRATION        ---------------------------
NAME                               GRANTED        FISCAL YEAR        PER SHARE          DATE               5%               10%
- ----                              ---------       ------------      -----------      ----------        ---------         ---------
Mark G. Mahowald .........          150,000             17.9%          $3.10          04/12/10         $ 292,436         $ 741,090

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

    No options were exercised by the executive officers named in the Summary Compensation Table above during fiscal 2001. The following table shows the number of shares of common stock subject to exercisable and unexercisable stock options held as of September 30, 2001 by each executive officer named in the Summary Compensation Table above. Also presented are values of "in-the-money" options, which represent the positive difference between the exercise price of each outstanding stock option and $1.57, the closing price per share of our common stock on September 28, 2001 on the Nasdaq National Market.

                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                        OPTIONS AT SEPTEMBER 30, 2001       AT SEPTEMBER 30, 2001
                                        -----------------------------   ----------------------------
NAME                                    EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
- ----                                    -----------     -------------   -----------     -------------
Paul A. Larson ..............             148,958          176,042        $ 84,906         $100,344
Mark G. Mahowald ............              40,000          175,000              --               --
Carl R. Schulenburg .........               7,639           39,028           4,354           46,246
Steven M. Gimnicher .........              65,625          109,375              --               --
Rodney S. Arbaugh ...........              62,846           53,820          61,655           44,845

    As of December 31, 2001, 3,126 shares issued to Mr. Arbaugh and 94,584 shares issued to Mr. Schulenburg upon exercise of their stock options were subject to repurchase by us upon termination of their employment. These unvested shares are subject to acceleration in some instances upon a change of control of Talarian. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" below.

DIRECTOR COMPENSATION

    Our directors do not receive any cash fees for their service on the board or any board committee, but they are entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings. All board members are eligible to receive stock options under our 1991 Stock Option Plan, 1998 Equity Incentive Plan and 2000 Equity Incentive Plan, and outside directors receive stock options pursuant to automatic grants of options under our 2000 Equity Incentive Plan.

    Under the 2000 Equity Incentive Plan, option grants to directors who are not employees of Talarian, or employees of a parent, subsidiary or affiliate of Talarian, are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the Talarian common stock on the date of grant. Each non-employee director who becomes a member of our board of directors is granted an option to purchase 20,000 shares of Talarian common stock as of the date the director joins the board. Immediately after each annual meeting of Talarian stockholders, each non-employee director is automatically granted an additional option to purchase 10,000 shares of Talarian common stock; provided, however, if less than 10 months have passed since the last option granted to that director, then the number of shares subject to the option granted after the annual meeting is equal to 10,000 multiplied by a fraction, the numerator of which is the number of days that have elapsed since the last option grant to that director and the denominator of which is 365 days. The options have 10-year terms and terminate 3 months after the date the director ceases to be a director or consultant or 12 months if the termination is due to death or disability. All options granted to non-employee directors vest over a 4 year period at a rate of 25% of the total shares granted on the first anniversary of the date of grant, and 2.083% of the total shares granted at the end of each full succeeding month thereafter, so long as the non-employee director continuously remains a director or consultant of Talarian. In the event of our dissolution or liquidation or a "change in control" transaction, options granted to our non-employee directors under the plan will become 100% vested and exercisable in full.

    On March 16, 2001, the date of our last annual meeting, we granted to each of Messrs. Callahan, Gold and Horey a nonqualified option to purchase 6,520 shares of Talarian common stock, and to each of Messrs. Caplan and Nortz a nonqualified option to purchase 10,000 shares of Talarian common stock, all at an exercise price of $2.25 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

    Messrs. Larson, Laffey, Mahowald, Morgan, Arbaugh, Gimnicher and Schulenburg have entered into agreements with us that provide that, upon the closing of a merger or consolidation of Talarian in which our stockholders prior to such transaction own less than a majority of the surviving corporation, a sale of the majority of our voting power in one transaction or a series of related transactions or a sale of substantially all of our assets, 50% of such officer's unvested shares will accelerate and immediately vest. Further, if such officer's employment is terminated by us or our successor, other than for cause, within 60 days prior to or 12 months after any event set forth in the sentence above, if such officer terminates his employment because of an adverse and material change in compensation or duties, or if his stock options do not continue in existence after the change in control on substantially the same or better terms as existed prior to the change in control, any remaining unvested shares will accelerate and immediately vest upon the later of the closing of the change in control or the termination of such officer's employment.

    We also entered into an agreement with Antonio Espinosa, our Vice President, Worldwide Sales, that provides that, upon a merger or consolidation of Talarian, in which our stockholders prior to such transaction own less than a majority of the surviving corporation, a sale of the majority of our voting power in one transaction or a series of related transactions or a sale of substantially all of our assets, 50% of Mr. Espinosa's unvested shares will accelerate and immediately vest. Further, if Mr. Espinosa's employment is terminated by us or our successor, other than for cause, after or in connection with any change in control and he is our Vice President, Sales or holds another executive officer position with us at the time of such change in control, any of his remaining unvested shares will accelerate and immediately vest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 2001, our compensation committee consisted of Messrs. Caplan, Horey and Nortz. None of Messrs. Caplan, Horey and Nortz was an employee of Talarian or its subsidiary during fiscal 2001 or at any time prior to fiscal 2001. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board or compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information regarding the beneficial ownership of our common stock as of December 31, 2001 by:

         - each person known by us to be the beneficial owner of more than 5% of our common stock;

         -    each of our directors;

         - our chief executive officer and our four other most highly compensated executive officers; and

         -    all of our current executive officers and directors as a group.

    The percentage of beneficial ownership for the following table is based on 19,303,203 shares of common stock outstanding as of December 31, 2001. Beneficial ownership is determined according to the rules of the Securities and Exchange Commission. Except as indicated in the footnotes and subject to community property laws, where applicable, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them. Shares of Talarian common stock that are subject to options that may be exercised within 60 days after December 31, 2001 are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options.

    Unless otherwise noted below, the address of each person listed in the table is c/o Talarian Corporation, 333 Distel Circle, Los Altos, California 94022.

                                                                                            SHARES BENEFICIALLY OWNED
                                                                                         -------------------------------
NAME OF BENEFICIAL OWNER                                                                  NUMBER                 PERCENT
- ------------------------                                                                 ---------               -------
  Brian T. Horey (1)...............................................................      2,146,143                11.1%
     Lawrence, Tyrrell, Ortale and Smith II, L.P.
  David E. Gold (2)................................................................      1,612,916                 8.4
     STF II, L.P.
  Nortel Networks Inc. (3).........................................................      1,571,055                 8.2
  Thomas J. Laffey (4).............................................................        540,557                 2.8
  Paul A. Larson (5)...............................................................        494,012                 2.5
  Mark G. Mahowald (6).............................................................        304,098                 1.6
  Carl R. Schulenburg (7)..........................................................        220,531                 1.1
  Rodney S. Arbaugh (8)............................................................        175,891                  *
  Steven M. Gimnicher (9)..........................................................         83,854                  *
  David I. Caplan (10).............................................................        150,000                  *
  Richard A. Nortz (11)............................................................         11,979                  *
  Paul D. Callahan (12)............................................................          7,916                  *
  All executive officers and directors as a group (13 persons) (13)................      7,740,153                39.0

- ------------

  (1) Includes 2,138,227 shares owned by Lawrence, Tyrrell, Ortale & Smith II, L.P., over which Mr. Horey, one of our directors, has shared voting and investment power. Mr. Horey disclaims any beneficial interest in these shares except to the extent of any individual interest in these shares. The address of Lawrence, Tyrrell, Ortale & Smith II, L.P. is 515 Madison Avenue, 29th Floor, New York, New York 10022.

  (2) Includes 1,562,500 shares owned by STF II, L.P., of which Mr. Gold, one of our directors, is a general partner. Mr. Gold disclaims any beneficial interest in these shares except to the extent of any individual interest in these shares. The address of STF II, L.P. is 2180 Sand Hill Road, Suite 450, Menlo Park, California 94025.

  (3) Paul D. Callahan, one of our directors, was appointed to our board of directors by Nortel Networks. Mr. Callahan disclaims any beneficial interest in these shares except to the extent of any individual interest in these shares. The address of Nortel Networks Inc. is 200 Athens Way, MS 510/06/A12, Nashville, Tennessee 37228.

  (4) Includes 70,312 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001. Mr. Laffey is our Vice President and Chief Technical Officer and one of our directors.

  (5) Represents 311,200 shares held jointly by Mr. Larson and his wife and 182,812 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001. Mr. Larson is our President and Chief Executive Officer and one of our directors.

  (6) Represents 241,703 shares held by Mr. Mahowald and 62,395 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001. Mr. Mahowald is our Chief Operating Officer.

  (7) Represents 211,156 shares held by Mr. Schulenburg, of which, as of December 31, 2001, 94,584 were subject to repurchase by us upon termination of his employment, and 9,375 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001. Mr. Schulenburg is our Vice President, Global Alliances and Strategic Accounts.

  (8) Represents 100,892 shares held by Mr. Arbaugh, of which, as of December 31, 2001, 3,126 were subject to repurchase by Talarian upon termination of his employment, and 74,999 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001. Mr. Arbaugh is our Vice President, Professional Services.

  (9) Represents shares issuable upon the exercise of options held by Mr. Gimnicher that are exercisable within 60 days of December 31, 2001. As of December 31, 2001, Mr. Gimnicher did not hold any shares of Talarian common stock. Mr. Gimnicher is our Vice President, Marketing.

  (10) Represents shares held by David I. Caplan and Elinor R. Caplan, as Trustees for the Caplan Family Trust, dated August 10, 1999. Mr. Caplan is one of our directors. As of December 31, 2001, 22,500 of these shares were subject to a right of repurchase by Talarian.

  (11) Represents shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001. Mr. Nortz is one of our directors.

  (12) Represents shares issuable upon the exercise of options held by Mr. Callahan that are exercisable within 60 days of December 31, 2001. Mr. Callahan is one of our directors.

  (13) Includes 207,710 shares that, as of December 31, 2001, were subject to repurchase by Talarian upon termination of the employment of their respective owner and 541,974 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since October 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we or our subsidiary was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any of our directors, executive officers or holder of more than 5% of our common stock or any immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation arrangements, which are described as required above under "Executive Compensation" and the transactions described below.

    Transaction with Nortel Networks Inc. In December 1993, we entered into a Value Added Reseller Agreement with Nortel Networks pursuant to which we granted Nortel a non-exclusive, worldwide license to, with right to sublicense, our software to develop applications to be incorporated in specified Nortel products. The license is royalty bearing, and we received $30,000, $100,000, $121,500 and $111,500 in royalties and maintenance and training fees in fiscal 1998, 1999, 2000 and 2001. The agreement has a term of 10 years and automatically renews for one-year terms unless earlier terminated. Nortel appointed Paul D. Callahan, its former Vice President, Strategy and Technology Investments, to our board of directors in February 2000.

    Loans to Executive Officers. On February 26, 2000, we loaned $80,000 to Steven M. Gimnicher, our Vice President, Product Development, pursuant to the terms and conditions of his employment offer letter with us. This loan will be forgiven at the rate of 1/24th per month commencing with Mr. Gimnicher's initial date of employment. We forgave $40,000 of this loan in fiscal 2001 and $23,000 of this loan in fiscal 2000. In the event that Mr. Gimnicher chooses to terminate his employment with us before his two-year anniversary, he is required to reimburse us for the outstanding balance of this loan as of his resignation date. This loan will be fully forgiven by March 1, 2002 in accordance with its terms.

    On July 15, 2001, we loaned $106,816 to Paul Larson, a Director and our President and Chief Executive Officer, and his wife, Cheryl Larson. This loan is evidenced by a secured full recourse promissory note with an interest rate of 4.86% per year and a term of two years, and is secured by a stock pledge agreement. Mr. and Mrs. Larson have agreed, in connection with our merger agreement with TIBCO Software, Inc., to repay this loan in full with all accrued interest on or prior to the closing of the merger.

    Indemnification Agreements. We have entered into an indemnification agreement with each of our executive officers and directors containing provisions that may require us, among other things, to indemnify our executive officers and directors against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

    We believe that the terms of each of the transactions described above in this section were at least as fair to our company as we could have obtained from unaffiliated third parties.

                                ----------------

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Altos, State of California, on this 25th day of January 2002.


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                                              TITLE                               DATE
          ---------                                              -----                               ----
PRINCIPAL EXECUTIVE OFFICER:

   /s/  Paul A. Larson                               President and Chief Executive Officer     January 25, 2002
- -------------------------------------------
        Paul A. Larson

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

   /s/  Michael A. Morgan                         Vice President, Finance and Administration   January 25, 2002
- -------------------------------------------               and Chief Financial Officer
        Michael A. Morgan

ADDITIONAL DIRECTORS:

   /s/  Paul D. Callahan                                         Director                      January 25, 2002
- -------------------------------------------
        Paul D. Callahan

   /s/  David I. Caplan                                          Director                      January 25, 2002
- -------------------------------------------
        David I. Caplan

   /s/  David E. Gold                                            Director                      January 25, 2002
- -------------------------------------------
        David E. Gold

   /s/  Brian T. Horey                                           Director                      January 25, 2002
- -------------------------------------------
        Brian T. Horey

   /s/  Thomas J. Laffey                                         Director                      January 25, 2002
- -------------------------------------------
        Thomas J. Laffey

   /s/  Richard A. Nortz                                         Director                      January 25, 2002
- -------------------------------------------
        Richard A. Nortz