Form 10-Q
period 2001-12-31
TALARIAN CORP
filed 2002-01-31
CIK 857914

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

                For the quarterly period ended DECEMBER 31, 2001

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
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)


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

        The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of December 31, 2001, was 19,303,203.

                              TALARIAN CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
                  As of December 31, 2001 and September 30, 2001              3

               Condensed Consolidated Statements of Operations -
                  Three months ended December 31, 2001 and 2000               4

               Condensed Consolidated Statements of Cash Flows -
                  Three months ended December 31, 2001 and 2000               5

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk     26


--------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                              27

Item 2.        Changes in Securities and Use of Proceeds                      27

Item 3.        Defaults upon Senior Securities                                28

Item 4.        Submission of Matters to a Vote of
                 Security Holders                                             28

Item 5.        Other Information                                              28

Item 6.        Exhibits and Reports on Form 8-K                               28


--------------------------------------------------------------------------------
SIGNATURES                                                                    29

--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       TALARIAN CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                     2001           2001
                                                                 ------------   -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                       $  32,065       $  24,461
  Short-term investments                                             18,600          28,041
  Accounts receivable, less allowance for doubtful accounts           5,279           3,380
  Prepaid expenses and other assets                                     948           1,438
                                                                  ---------       ---------
      Total current assets                                           56,892          57,320

  Property and equipment, net                                         1,797           2,021
  Goodwill and other intangible assets, net                           1,771           2,150
  Other long-term assets                                                266             363
                                                                  ---------       ---------
      Total assets                                                $  60,726       $  61,854
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $     215       $     270
  Accrued payroll and related expenses                                1,747           1,464
  Other accrued expenses                                              1,954           2,063
  Current portion of deferred revenue                                 4,334           3,135
                                                                  ---------       ---------
      Total current liabilities                                       8,250           6,932
Deferred rent                                                           204             173
Deferred revenue, less current portion                                  760             792
                                                                  ---------       ---------
      Total liabilities                                               9,214           7,897
                                                                  ---------       ---------

Stockholders' equity:
  Common stock                                                           19              19
  Additional paid-in capital                                        105,574         105,619
  Treasury stock                                                       (114)           (102)
  Deferred stock compensation                                        (2,578)         (3,411)
  Note receivable from stockholder                                     (100)           (100)
  Accumulated deficit                                               (51,358)        (48,217)
  Accumulated other comprehensive income:
    Unrealized gain on investments                                       69             149
                                                                  ---------       ---------
      Total stockholders' equity                                     51,512          53,957
                                                                  ---------       ---------
      Total liabilities and stockholders' equity                  $  60,726       $  61,854
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

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                     -----------------------
                                                       2001           2000
                                                     --------       --------
Revenue:
  Licenses                                           $  2,760       $  2,022
  Maintenance                                           1,599            839
  Professional services                                   289            556
                                                     --------       --------
    Total revenue                                       4,648          3,417
                                                     --------       --------

Cost of revenue:
  Licenses                                                 77             18
  Maintenance                                             342            370
  Professional services                                   244            236
  Amortization of deferred stock compensation             110            288
                                                     --------       --------
    Total cost of revenue                                 773            912
                                                     --------       --------
    Gross profit                                        3,875          2,505
                                                     --------       --------

Operating expenses:
  Sales and marketing                                   2,739          3,473
  Research and development                              2,222          2,792
  General and administrative                              925            971
  Amortization of deferred stock compensation:
      Sales and marketing                                 131            810
      Research and development                            334            723
      General and administrative                          210            468
 Direct costs relating to acquisition (Note 10)           480           --
 Amortization of goodwill and intangible assets           379            608
                                                     --------       --------
      Total operating expenses                          7,420          9,845
                                                     --------       --------
      Loss from operations                             (3,545)        (7,340)
Interest income and other, net                            404          1,118
                                                     --------       --------
      Net loss                                       $ (3,141)      $ (6,222)
                                                     ========       ========

Basic and diluted net loss per share                 $  (0.17)      $  (0.34)
                                                     ========       ========
Shares used in computing basic and diluted net
  loss per share                                       18,933         18,168
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

                       TALARIAN CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
Cash flows from operating activities:
  Net loss                                                           $ (3,141)      $ (6,222)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                       243            189
      Amortization of goodwill and other intangible assets                379            608
      Amortization of deferred stock compensation                         785          2,289
      Change in allowance for doubtful accounts                            85             60
      Changes in operating assets and liabilities:
         Accounts receivable                                           (1,984)          (124)
         Prepaid expenses and other assets                                587           (260)
         Accounts payable                                                 (55)          (288)
         Accrued payroll and related expenses                             283            349
         Other accrued expenses                                          (109)          (191)
         Deferred rent                                                     31             --
         Deferred revenue                                               1,167            (47)
                                                                     --------       --------
            Net cash used in operating activities                      (1,729)        (3,637)
                                                                     --------       --------
Cash flows from investing activities:
  Sale and maturity of short-term investments                          12,911             --
  Purchases of short-term investments                                  (3,550)        (1,591)
  Purchases of property and equipment                                     (18)          (348)
                                                                     --------       --------
            Net cash provided by (used in) investing activities         9,343         (1,939)
                                                                     --------       --------
Cash flows from financing activities:
  Proceeds from sale of common stock, net of issuance cost                  3              5
  Repurchase of common stock                                              (13)            (9)
                                                                     --------       --------
            Net cash used in financing activities                         (10)            (4)
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                    7,604         (5,580)
Cash and cash equivalents at beginning of period                       24,461         35,144
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 32,065       $ 29,564
                                                                     ========       ========
Supplemental disclosures of cash flow information:
Additional IPO costs accrued                                         $     --       $    175
                                                                     ========       ========
Deferred stock compensation on stock option cancellations            $    (48)      $   (301)
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

                       TALARIAN CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance, not only with accounting principles generally accepted in the United States of America for interim financial information but also with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of December 31, 2001, and the results of its operations and cash flows for the interim periods ended December 31, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited financial statements as of September 30, 2001 and 2000 and for each of the years in the three-year period ended September 30, 2001, including notes thereto, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2001. The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited financial statements as of that date.

   The results of operations for the interim periods ended December 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending September 30, 2002.

NOTE 2  COMPREHENSIVE INCOME (LOSS)

   Total comprehensive loss includes, in addition to net loss, unrealized gains and losses excluded from the consolidated and combined statements of operations that are recorded directly into a separate section of stockholders' equity (deficit) on the consolidated balance sheets. These unrealized gains and losses are referred to as other comprehensive income (loss). The Company's accumulated other comprehensive income shown on the consolidated balance sheets consists of unrealized investment holding gains and losses which are not adjusted for income taxes. For the quarters ended December 31, 2001 and 2000, the Company had $69,000 and $149,000 of other comprehensive income (loss) which was recorded as a component of stockholders' equity.

NOTE 3  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than 90 days at the date of purchase. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent of the amounts recorded on the balance sheet in excess of amounts that are insured by the Federal Deposit Insurance Corporation. As of December 31, 2001 and September 30, 2001, cash equivalents consisted primarily of money market accounts and auction rate instruments.

   The Company classifies its investments in debt securities as available-for-sale and as such these investments are classified as short-term investments. Any unrealized gains or losses are recorded as a component of other comprehensive income/loss as a component of stockholders' equity.

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

                                                DECEMBER 31,
                                           --------------------
                                             2001         2000
                                           -------      -------
Shares issuable under stock options .      935,756      563,820
Shares of restricted stock subject to
repurchase ..........................      338,530      732,994
Shares issuable pursuant to warrants
to purchase common stock ............       17,367       97,367

   The weighted-average exercise price of stock options outstanding was $3.07 and $3.95 as of December 31, 2001 and 2000, respectively. The weighted-average purchase price of restricted stock subject to repurchase was $0.37 and $0.41 as of December 31, 2001 and 2000, respectively. The weighted-average exercise price of outstanding warrants to purchase common stock was $0.90 and $0.67 as of December 31, 2001 and 2000, respectively.

NOTE 5  RECENT ACCOUNTING PRONOUNCEMENTS

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

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the SFAS 142. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject to immediate adoption of SFAS 142. As of December 31, 2001, the Company had recorded goodwill and intangibles of $1.8 million. The Company believes SFAS No. 142 will not have a material effect on its consolidated financial statements.

     On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS 143 requires a company to record the fair value of an asset retirement obligation in the period in which it is incurred. When the retirement obligation is initially recorded, the Company also records a corresponding increase to the carrying amount of the related tangible long-lived asset and depreciates that cost over the useful life of the tangible long-lived asset. The retirement obligation is increased at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Upon settlement of the retirement obligation, the Company either settles the retirement obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. Accordingly, SFAS 143 will be effective for the Company beginning October 1, 2002. The Company is currently in the process of evaluating the impact, if any, SFAS 143 will have on its financial position or results of operations.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Accordingly, SFAS 144 will be effective for the Company beginning October 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

NOTE 6  IMPAIRMENT OF LONG LIVED ASSETS

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

NOTE 7  BALANCE SHEET COMPONENTS

   Intangible Assets

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

   The Company maintains significant operations in the United States, with direct sales and marketing offices located in the United Kingdom, Germany and Japan. The Company does not measure revenue by geographical area, and, accordingly, no analysis has been provided. There were no significant assets maintained by the Company outside the United States as of December 31, 2001 or 2000. Revenue from sales made to customers outside the United States aggregated 12% and 20% of our total revenue for the three months ended December 31, 2001 and 2000, respectively. Customers were primarily concentrated in the United Kingdom, Germany, Australia and Japan.

   Significant customer information is as follows:

                               PERCENTAGE OF TOTAL    PERCENTAGE OF
                                     REVENUE          TOTAL ACCOUNTS
                               THREE MONTHS ENDED        RECEIVABLE
                                   DECEMBER 31,         DECEMBER 31,
                               ------------------     --------------
                                2001         2000           2001
                                ----         ----           ----
        Customer A               11%          --             12%

NOTE 9  LEGAL ACTIONS

     On January 8, 2002, an action, Robert Mathiason v. Talarian Corporation, et al. was filed in the Superior Court of the State of California for the County of Santa Clara. In this action, the plaintiff named as defendants the Company and the Company's directors. The complaint purports to assert claims on behalf of all of the Company's public stockholders who are similarly situated with the plaintiff. The complaint alleges, among other things, that the Company and the members of the Company's board of directors have breached their fiduciary duties to the Company's stockholders in approving the merger with TIBCO, that the directors engaged in self-dealing in connection with their approval of the merger and that the directors failed to take steps to maximize the value of the Company to the Company's stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. The Company believes that the allegations are without merit and intends to vigorously contest the action. There can, however, be no assurance that the Company or the other defendants will be successful in the defense of the action.

     On August 10, 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company's officers and directors, and three underwriters of the Company's initial public offering. The complaint was brought on behalf of purchasers of the Company's common stock between July 20, 2000 and December 6, 2000. The complaint has been brought as a purported stockholder class action under Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaint alleges, among other things, that the Company and the individual defendants named in the complaint violated the federal securities laws by issuing and selling the Company's common stock in the Company's initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. The Company is also aware that a similar lawsuit has been filed on September 25, 2001 in the United States District Court for the Southern District of New York against the Company. Similar complaints have been filed against a number of other companies that had initial public offerings in 1999 and 2000. The Company have not yet responded to these lawsuits, and no discovery has been conducted. The Company believes that the allegations in this action are without merit, and the Company intends to defend against these actions vigorously, but the Company cannot give any assurance that it will not have a material adverse effect on the Company.

NOTE 10  SUBSEQUENT EVENTS

     As of January 4, 2002, the Company entered into an Agreement and Plan of Merger with TIBCO Software Inc. and Panther Acquisition Corp., a wholly owned subsidiary of TIBCO. Pursuant to the merger agreement, the Company and Panther Acquisition will merge, and the surviving corporation will become a wholly owned subsidiary of TIBCO, subject to customary closing conditions, including the approval of the Company's stockholders. In connection with the merger, each share of the Company's outstanding common stock will be converted into the right to receive $2.65 in cash and a fraction of a share of TIBCO common stock equal to the exchange ratio. The exchange ratio will be determined by dividing $2.65 by the average of the closing sale prices for one share of TIBCO common stock as reported on the Nasdaq National Market for the 10 consecutive trading days ending with and including one day prior to the closing date of the merger, provided that if this average trading price is greater than $16.21, or less than $12.16, then for purposes of calculating the exchange ratio the average trading price will be deemed to be $16.21 if it is greater than $16.21, or $12.16 if it is less than $12.16. The merger is subject to various terms, conditions and covenants, and this summary is necessarily incomplete. A copy of the Agreement and Plan of Merger has been filed with the Securities and Exchange Commission through a filing on Form 8-K that the Company made on January 8, 2002. The Company has expensed approximately $480,000 of direct costs (professional service fees) incurred in connection with this transaction in the three months ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of words such as "may," "might," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," the negative of these terms, and other comparable terminology. These forward-looking statements may include, among other things, our contemplated acquisition by TIBCO Software Inc., anticipated trends in our revenue (including maintenance) and expenditures, expectations regarding our products and customers, our anticipated growth strategies, and anticipated trends in our business. These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed under "Factors That May Affect Operating Results," below, and other risks discussed in our filings with the Securities and Exchange Commission. We do not assume any obligation to update any of these forward-looking statements.

   As of January 4, 2002, we entered into an Agreement and Plan of Merger with TIBCO Software Inc. and Panther Acquisition Corp., a wholly owned subsidiary of TIBCO. Pursuant to the merger agreement, we and Panther Acquisition will merge, and the surviving corporation will become a wholly owned subsidiary of TIBCO, subject to customary closing conditions, including the approval of our stockholders. In connection with the merger, each share of our outstanding common stock will be converted into the right to receive $2.65 in cash and a fraction of a share of TIBCO common stock equal to the exchange ratio. The exchange ratio will be determined by dividing $2.65 by the average of the closing sale prices for one share of TIBCO common stock as reported on the Nasdaq National Market for the 10 consecutive trading days ending with and including one day prior to the closing date of the merger, provided that if this average trading price is greater than $16.21, or less than $12.16, then for purposes of calculating the exchange ratio the average trading price will be deemed to be $16.21 if it is greater than $16.21, or $12.16 if it is less than $12.16. The merger is subject to various terms, conditions and covenants, and this summary is necessarily incomplete. A copy of the Agreement and Plan of Merger has been filed with the Securities and Exchange Commission through a filing on Form 8-K that we made on January 8, 2002.

GENERAL OVERVIEW

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

     As part of our overall multicast initiative, we acquired substantially all of the assets of GlobalCast Communications, Inc. in September 1999, and acquired WhiteBarn, Inc. in March 2000. Later in 2000, we launched our SmartPGM IP multicast product suite based on our implementation of reliable multicast protocol known as Pragmatic General Multicast, or PGM, that was originally specified by Cisco Systems. Our multicast product suite launched in 2000 included SmartPGM and SmartPGM FX, which simplifies the setup and management of file transfers from a single sender to multiple receivers over an IP multicast and PGM-capable network. In 2000, we also launched two products as add-on products to SmartSockets, SmartSocket SSL, which provides private, secure connections between SmartSockets processes, and SmartSockets Gateway, which extends the message functionality of SmartSockets.

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

   Payments received in advance of revenue recognition are recorded as deferred revenue. As of December 31, 2001, we had $5.1 million of deferred revenue. Of this amount, $760,000 was classified as long-term deferred revenue, relating primarily to software licenses that require us to deliver software over an extended period and, to a lesser extent, to maintenance and support agreements that have a term in excess of one year.

   We market our products primarily through our direct sales force and, to a lesser extent, through indirect channels. We also derive revenue from indirect channel relationships with distributors, original equipment manufacturers, value-added resellers and systems integrators. Our third-party relationships have typically been with companies that embed our product within their product, for which we receive a license fee and, in some cases, future royalties based on our reseller's product revenue. We expanded our international presence by opening a sales and support office in London, England in 1998, and added sales offices in Tokyo, Japan and Frankfurt, Germany in 2000. Due to the overall economic slowdown that began in 2001, we have focused our direct international efforts solely in our London offices, augmented through international distributors. We plan to prudently increase our current sales force, focusing our efforts on industry verticals and geographies that provide us the highest return on investment, and continue current campaigns for the market awareness of our company and our products. As a result, we expect to incur only moderate increases in expenditures related to programs designed to achieve those goals.

   In September 1999, we acquired substantially all of the assets of GlobalCast, a provider of reliable multicast technology, for our common stock with an aggregate value of $3.6 million. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, and $300,000 of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. Also, in connection with the GlobalCast acquisition, we recorded intangible assets of $2.9 million. During the quarter ended June 30, 2001, we recorded a charge of $1.2 million, representing the balance of the GlobalCast intangible assets, to reflect the impairment of intangibles and other assets, primarily related to our goodwill associated with our acquisition of GlobalCast.

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

   In connection with the granting of stock options to our employees through July 20, 2000, we recorded deferred stock compensation totaling approximately $22.6 million. This amount represents the difference between the exercise price and the deemed fair value of our common stock for accounting purposes on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The stock options, or restricted stock purchased pursuant to these options, generally vest at a rate of 12.5% upon the six-month anniversary of the option grant date and 2.083% each month thereafter for the next 42 months. Amortization of the December 31, 2001 balance of deferred stock compensation will result in charges to operations of $1.62 million, $886,000, and $72,000 for the fiscal years 2002, 2003 and for the nine months ended June 30, 2004, respectively.

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

RESULTS OF OPERATIONS

   The following table sets forth the results of operations for the three months ended December 31, 2001 and 2000 expressed as a percentage of total revenue.

                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                   ------------------
                                                    2001        2000
                                                    ----        ----
Revenue:
  Licenses                                            59%         59%
  Maintenance                                         35          25
  Professional services                                6          16
                                                    ----        ----
    Total revenue                                    100         100
                                                    ----        ----

Cost of revenue:
  Licenses                                             2           1
  Maintenance                                          7          11
  Professional services                                5           7
  Amortization of deferred stock compensation          2           8
                                                    ----        ----
    Total cost of revenue                             16          27
                                                    ----        ----
    Gross profit                                      84          73
                                                    ----        ----

Operating expenses:
  Sales and marketing                                 59         101

  Research and development                            48          82
  General and administrative                          20          28
  Amortization of deferred stock compensation:
      Sales and marketing                              3          24
      Research and development                         7          21
      General and administrative                       5          14
  Acquisition cost                                    10           0
  Amortization and impairment of goodwill and
    intangible assets                                  8          18
                                                    ----        ----
      Total operating expenses                       160         288
                                                    ----        ----
      Loss from operations                           (76)       (215)
Interest income and other, net                         9          33
                                                    ----        ----
      Net loss                                       (67)%      (182)%
                                                    ====        ====


REVENUE

   Total revenue increased by $1.2 million, or 36%, to $4.6 million in the three months ended December 31, 2001, from $3.4 million in the three months ended December 31, 2000. Licenses and associated maintenance revenue represented 94% and 84% of total revenue for the three months ended December 31, 2001 and 2000, respectively. The increase in total revenue for the three month period was due equally to increases in software licenses and associated maintenance revenue, offset in part by a decrease in professional services revenue. During the twelve months ended September 30, 2001, we saw a significant decrease in the overall demand for our products and services that resulted in lower than anticipated license revenue and greater than anticipated net loss. We believe that this decrease in demand was primarily due to general and industry economic conditions. The revenue for the quarter ended December 31, 2001 was affected by this decrease in demand. While we continue to be adversely impacted by the decline in overall economic conditions, our focus on the financial services and aerospace industries and the resulting increase in revenue from those sectors, has helped mitigate the impact of such conditions relative to the year-ago period. One customer accounted for more than 10% of our total revenue in the three months ended December 31, 2001. No customers accounted for more than 10% of our total revenue in the three months ended December 31, 2000. International revenue decreased by $63,000, or 10%, to $552,000 for the three months ended December 31, 2001, from $615,000 in the three months ended December 31, 2000. International revenue was 12% and 18% of our total revenue in the three months ended December 31, 2001 and 2000, respectively.

   Licenses. License revenue increased by $738,000, or 37%, to $2.8 million in the three months ended December 31, 2001, from $2.0 million in the three months ended December 31, 2000. The increase in license revenue was equally due to an increase in the number of SmartSockets software licenses and new product software licenses that were not offered in the year ago quarter such as SmartCache and SmartSockets JMS. As a percentage of total revenue, license revenue represented 59% in each of the three months ended December 31, 2001 and 2000.

   Maintenance. Maintenance revenue increased by $760,000, or 91%, to $1.6 million in the three months ended December 31, 2001, from $839,000 for the three months ended December 31, 2000. Approximately $701,000 of the increase in maintenance is due to customers whose maintenance periods had previously expired and had re-initiated their maintenance programs and agreed to pay for lapsed maintenance during the quarter. The increase in maintenance revenues was due in part to an aggressive campaign to re-initiate maintenance programs for our customers whose maintenance had expired. The balance of the increase in maintenance revenue was due to a larger installed base of customers receiving ongoing maintenance. We believe that the majority of our customers requiring maintenance are now on a current maintenance program and thus future maintenance revenue will reflect ongoing maintenance renewals that are recognized over their maintenance period, typically one year. Accordingly, we expect maintenance revenue to be $1.0 million to $1.2 million for the quarter ending March 31, 2002. As a percentage of total revenue, maintenance revenue represented 35% and 25% in the three months ended December 31, 2001 and 2000, respectively.

   Professional services. Professional services revenue decreased by $267,000, or 48%, to $289,000 in the three months ended December 31, 2001, from $556,000 in the three months ended December 31, 2000. The decrease in professional services revenue during the three months ended December 31, 2001 was primarily a result of services delivered during the quarter under a fixed price contract that requires customer acceptance, which is expected next quarter. As a result, revenue associated with such services has been deferred until final acceptance is received from the customer. In addition, the decline in professional services revenue reflected both a stronger focus on higher margin software sales and the continuing effects of the previously announced reallocation of much of the professional services staff to internal product development and to pre-sales support activities. As a percentage of total revenue, professional services revenue represented 6% and 16% in the three months ended December 31, 2001 and 2000, respectively.

COST OF REVENUE

   In the three months ended December 31, 2001, cost of revenue decreased by $139,000, or 15%, to $773,000, from $912,000 in the three months ended December 31, 2000. The decrease in cost of revenue for the three months ended December 31, 2001, was primarily a result of a $178,000 decrease in amortization of deferred stock compensation associated with terminated employees, offset in part by an increase in cost of licenses and maintenance revenue commensurate with the increase in revenue from those elements. As a percentage of total revenue, cost of revenue represented 16% and 27% in the three months ended December 31, 2001 and 2000, respectively. Not including amortization of deferred stock compensation, as a percentage of total revenue, cost of revenue was 14% and 18% in the three months ended December 31, 2001 and 2000, respectively.

   Licenses. Cost of license revenue includes royalties due for technology licensed from third parties, product packaging, manuals and documentation, and software media. In the three months ended December 31, 2001, cost of license revenue increased by $59,000, or 328%, to $77,000 from $18,000 in the three months ended December 31, 2000. The increase in cost of license revenue was attributable to an increase in overall license revenue, particularly license revenue from royalty-bearing products. We anticipate the cost of license revenue to fluctuate in absolute dollar amount and as a percentage of total license revenue as the related license revenue, and the mix of license revenue among various products, fluctuates. As a percentage of license revenue, cost of license revenue represented 3% and 1% in the three months ended December 31, 2001 and 2000, respectively.

   Maintenance. Cost of maintenance revenue consists of compensation and related expenses for our technical support organization. Cost of maintenance revenue decreased by $28,000, or 8%, to $342,000 in the three months ended December 31, 2001, from $370,000 in the three months ended December 31, 2000. The decrease in cost of maintenance revenue was due to cost containment efforts implemented during the second half of our fiscal year ended September 30, 2001. As a percentage of maintenance revenue, cost of maintenance revenue represented 21% and 44% in the three months ended December 31, 2001 and 2000, respectively. The decrease in percentage is due to the one-time increase in maintenance revenue of $701,000 for customers that caught up on lapsed maintenance.

   Professional services. Cost of professional services revenue consists of compensation and related overhead expense for personnel and third-party contractors we use in performing consulting, implementation and training services for our customers. Cost of professional services revenue increased by $8,000, or 3%, to $244,000 in the three months ended December 31, 2001, from $236,000 in the three months ended December 31, 2000. The increase in cost of professional services revenue for the three months ended December 31, 2001 was a result of an increase in professional services management, personnel and supporting infrastructure. As a percentage of professional services revenue, cost of professional services revenue represented 84% and 42% in the three months ended December 31, 2001 and 2000, respectively. The increase in the cost of professional services revenue as a percentage of professional services revenue was a result of increasing the management, personnel and other supporting infrastructure associated with delivering our professional services.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation in cost of revenue decreased by $178,000, to $110,000 in the three months ended December 31, 2001 from $288,000 in the three months ended December 31, 2000 due to cancelled options of terminated employees.

OPERATING EXPENSES

   Sales and marketing. Sales and marketing expenses include costs of sales and marketing personnel and related overhead, commissions, field office expenses, advertising and promotion expenses, travel and entertainment expenses and other selling and marketing costs. Sales and marketing expenses decreased by $734,000, or 21%, to $2.7 million in the three months ended December 31, 2001, from $3.5 million in the three months ended December 31, 2000. The decrease in sales and marketing expenses was due to the continued application of cost containment efforts originally implemented during the second half of our fiscal year ended September 30, 2001, including a reduction in marketing programs and overall headcount associated with sales and marketing. As a percentage of total revenue, sales and marketing expenses represented 59% and 101% in the three months ended December 31, 2001 and 2000, respectively.

   Research and development. Research and development expenses consist of costs of research and development personnel and associated overhead, and costs of short-term independent contractors required in connection with development of new products, enhancements to existing products, technical documentation, and quality assurance. Costs incurred, under our current engineering processes, the establishment of technological feasibility and general release substantially coincide. As a result, no software development costs have been capitalized to date. Research and development expenses decreased by $570,000, or 20%, to $2.2 million in the three months ended December 31, 2001, from $2.8 million in the three months ended December 31, 2000. The decrease in research and development expenses was due to the continued application of cost containment efforts originally implemented during the second half of our fiscal year ended September 30, 2001, including a reduction in overall headcount. As a percentage of total revenue, research and development expenses represented 48% and 82% in the three months ended December 31, 2001 and 2000, respectively.

   General and administrative. General and administrative expenses include personnel costs for finance, administration, information systems and general management, as well as professional fees, legal expenses, bad debt expense and other general corporate expenses. General and administrative expenses decreased by $46,000, or 5%, to $925,000 in the three months ended December 31, 2001, from $971,000 in the three months ended December 31, 2000. The decrease is due to the continued application of cost containment efforts originally implemented during the second half of our fiscal year ended September 30, 2001, including a reduction in overall headcount associated with general and administrative functions. As a percentage of total revenue, general and administrative expenses represented 20% and 28% in the three months ended December 31, 2001 and 2000, respectively.

   Amortization of deferred stock compensation. During the three months ended December 31, 2001, we recorded $675,000 of amortization of deferred stock compensation in operating expenses, representing $131,000 of additional sales and marketing expenses, $334,000 of additional research and development expenses and $210,000 of additional general and administrative expenses. During the three months ended December 31, 2000, we recorded $2.0 million of amortization of deferred stock compensation.

   Direct costs relating to acquisition. During the three months ended December 31, 2001, we recorded $480,000 of legal and professional fees related to the pending acquisition by TIBCO Software.

   Amortization of goodwill and intangible assets. Amortization of goodwill and intangible assets was $379,000 and $608,000 in the three months ended December 31, 2001 and 2000, respectively. This amount represents the amortization of goodwill and other intangible assets acquired in connection with our acquisition of WhiteBarn in March 2000.

INTEREST INCOME AND OTHER, NET

   Interest income and other, net consists of interest income, net of interest expense, income taxes and losses on foreign currency transactions. Interest income and other, net resulted in income of $404,000 and $1.1 million for the three months ended December 31, 2001 and 2000, respectively. The decrease is attributable to lower interest income related to lower cash balances versus the year-ago period.

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

   Net cash used in operating activities was $1.7 million and $3.6 million for the three months ended December 31, 2001 and 2000, respectively. For the three months ended December 31, 2001, substantially all of net cash used in operating activities was attributable to our net loss of $3.1 million, and an increase in accounts receivable of $2.0 million offset in part by $1.5 million in non-cash charges, and an increase in deferred revenue. For the three months ended December 31, 2000, substantially all of net cash used in operating activities was attributable to our net loss of $6.2 million, offset in party by $2.9 million in non-cash charges.

   Net cash provided by investing activities was $9.3 million for the three months ended December 31, 2001 and net cash used in investing activities was $1.9 million for the three months ended December 31, 2000. For the three months ended December 31, 2001, net cash provided by investing activities was primarily related to the sale and purchase of short-term investments. For the three months ended December 31, 2000, net cash used in investing activities was primarily related to the purchase of short-term investments, and, to a lesser extent, the purchase of property and equipment.

   Net cash used in financing activities was $10,000 and $4,000 for the three months ended December 31, 2001 and 2000, respectively. Net cash used in financing activities was primarily attributable to the repurchase of common stock.

   As of December 31, 2001, we had approximately $50.7 million in cash, cash equivalents, and short term investments, and working capital of $49 million. As of that date, we also had a line of credit under which we could borrow up to $2.0 million with a revolving maturity date of February 22, 2002, at an interest rate of prime plus 0.25%. Any borrowing will be collateralized by accounts receivable and other assets. We have no borrowings under this line of credit and are in compliance with all required financial ratios, net loss levels, and other financial covenants. Our commitments consist primarily of amounts due under our operating leases. We have no material commitments for capital expenditures. For the next twelve months, we expect our capital expenditures to be approximately $500,000. We may use cash resources to fund acquisitions or investments in complementary businesses or technologies. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT OPERATING RESULTS

   The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

RISKS RELATED TO THE PROPOSED MERGER WITH TIBCO SOFTWARE INC.

FAILURE TO COMPLETE THE PROPOSED MERGER WITH TIBCO COULD ADVERSELY AFFECT OUR STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

   The merger is subject to the satisfaction of a number of closing conditions, including the approval by our stockholders and regulatory agencies, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not completed, we may be subject to a number of material risks, including the following:

   -  We may be required to pay TIBCO a termination fee of $3,850,000;

   - The price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the merger will be completed;

   - Costs related to the proposed merger, such as legal, accounting, and some advisory fees, must be paid, even if the merger is not completed; and

   - Restoring our business to our pre-announcement of merger value could take a substantial amount of time and resources, and may not occur.

   Further, if the merger is not completed and our board of directors determines to seek another business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with TIBCO.

OUR BUSINESS COULD SUFFER IN RESPONSE TO THE ANNOUNCEMENT OF THE
MERGER WITH TIBCO.

   The announcement of the merger may have a negative impact on our ability to sell our products and services, attract and retain key management, development or other personnel, maintain and attract new customers, and maintain strategic relationships with third parties. For example, we may experience cancellations or a decline in the rate of orders for our products or services or a deterioration in our customer relationships. In addition, our employees may experience uncertainty about their future role with TIBCO. If the merger is not completed, we could be harmed by these adverse changes in our business or the expectation of these changes, and restoring our business to its pre-announcement value could take a long time and be costly, and may not occur.

SINCE THE CLOSING TRADING PRICE OF THE COMMON STOCK OF TIBCO USED FOR DETERMINING THE EXCHANGE RATIO IS SUBJECT TO CONTRACTUAL PRICE LIMITATIONS, THE EXCHANGE RATIO MAY NOT FULLY REFLECT CHANGES IN THE MARKET VALUE OF TALARIAN COMMON STOCK OR TIBCO COMMON STOCK BEFORE THE CLOSING OF THE MERGER AND ACCORDINGLY, THE VALUE TO BE RECEIVED BY OUR STOCKHOLDERS WILL DECREASE IF THE MARKET VALUE OF TIBCO COMMON STOCK FALLS BELOW $12.16.

   The exchange ratio to be used for calculating the consideration to be received by our stockholders in the merger with TIBCO will be determined based on the average closing trading price of TIBCO common stock during the 10 consecutive trading days ending the day prior to the closing date, provided that if such average trading price is greater than $16.21 or less than $12.16, then the average trading price for calculating the exchange ratio will be deemed to be $16.21 or $12.16, respectively. Accordingly, the parties will not adjust the exchange ratio if the market price of TIBCO common stock fluctuates above or below these limits, or if the market price of our common stock appreciates in value. As a result, the value of TIBCO common stock that our stockholders will receive upon completion of the merger will depend on the closing trading price of TIBCO common stock, and may be below $2.65 per share of our common stock. The share prices of both our common stock and TIBCO common stock are subject to price fluctuations in the market for publicly traded equity securities and have each experienced significant volatility. We cannot predict the market prices for either our common stock or TIBCO common stock at any time before the completion of the merger or the market price for TIBCO common stock after the merger.

THE MARKET PRICE OF TIBCO COMMON STOCK IS HIGHLY VOLATILE AND MAY DECLINE AFTER THE MERGER.

   In the past, TIBCO common stock has experienced substantial price volatility. This volatility might occur in the future, which could cause the TIBCO common stock to be worth less after the merger than before the merger. Volatility can arise particularly in response to quarter-to-quarter variations in the actual or anticipated financial results of TIBCO, its customers or competitors, and announcements by TIBCO or its competitors regarding new product and service introductions. The market price of TIBCO common stock can also fluctuate in response to price and volume fluctuations in the stock market, particularly those that affect the market prices of technology stocks.

   In addition, the market price of TIBCO common stock may decline as a result of the merger if:

   -  the integration of TIBCO and our company is unsuccessful;

   - TIBCO does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

   - the effect of the merger on TIBCO's financial results is not consistent with the expectations of financial or industry analysts.

A PENDING CLASS-ACTION LAWSUIT, IF SUCCESSFUL, COULD PREVENT THE MERGER WITH TIBCO.

    On January 8, 2002, a purported class action complaint was filed in the Superior Court of the State of California for the County of Santa Clara against our company and our directors. The complaint generally alleges that our company and our board of directors have breached their fiduciary duties to our stockholders in approving the merger with TIBCO, that the directors engaged in self-dealing in connection with their approval of the merger and that the directors failed to take steps to maximize the value of our company to our stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. We believe that the allegations are without merit and intend to defend against the complaint vigorously. We, however, cannot provide any assurance that we or the other defendants will be successful. The defense of this lawsuit could result in the diversion of the time and attention of our management away from the business operations of our company and the completion of the merger, and could prevent the consummation of the merger, which could harm our business. Negative developments with respect to the lawsuit could cause our stock price to decline. If we were required to pay amounts in connection with the resolution of the lawsuit by settlement or otherwise, such a payment may reduce its cash reserves.

RISKS RELATED TO TALARIAN'S BUSINESS IF TALARIAN WERE TO REMAIN
AN INDEPENDENT COMPANY

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

   We have a history of losses, we expect future losses, and we do not expect to achieve profitability in the near future. We incurred net losses of $3.5 million in fiscal 1999, $15.0 million in fiscal 2000, and $23.4 million in fiscal 2001, and $3.1 million in the three months ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $51 million. We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. While we intend to maintain controls on expenses at approximately current levels, it may be necessary to increase our future product development, sales and marketing, and administrative expenses. In any event, we will need to increase our revenue substantially to achieve and maintain profitability, which we may not be able to do.

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

   Our revenue and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, we have had little backlog and our revenue in any quarter has been substantially dependent upon orders booked in that quarter. In addition, more than 50% of our license revenue in a given quarter has often been recorded in the third month of that quarter, with a concentration of this revenue in the last two weeks of the third month. Furthermore, more than 50% of our license revenue for a given quarter has often been derived from fewer than 10 customers. For example, in the quarter ended December 31, 2001, seven customers represented more than 50% of total revenue. We expect these trends to continue and, therefore, any failure or delay in the closing of orders could have a material adverse effect on our quarterly operating results. Additionally, since our operating expenses are based on anticipated revenue and because a high percentage of these expenses are relatively fixed, a shortfall in anticipated revenue could have a significant negative impact on our operating results.

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

COMPETITION IN THE MARKET FOR TALARIAN'S PRODUCTS IS INTENSE; MANY OF OUR COMPETITORS AND POTENTIAL COMPETITORS ARE MUCH LARGER THAN WE ARE AND HAVE SIGNIFICANTLY GREATER RESOURCES; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

   The market for our products is intensely competitive, relatively new, rapidly evolving, and subject to rapid technological change. We believe that competition will become more intense in the future and may cause price reductions, reduced gross margins, and loss of market share, any one of which could significantly reduce our future revenue. Current and potential competitors include:

   - enterprise application integration vendors such as TIBCO, webMethods, Sybase (Neon), Level 8, IONA, Mercatur, seeBeyond and Vitria Technology;

   - infrastructure software and application server providers such as IBM, Microsoft, Oracle, Sun and BEA;

   - vendors of widely used operating system software, including Microsoft and Sun Microsystems, which may integrate real-time integration functionality into future versions of their operating system software or introduce directly competing integration functionality; and

   - information technology departments of potential customers which have developed or may develop systems that provide some or all of the functionality of Talarian's SmartSockets software and related products.

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

WE DERIVE MORE THAN 85% OF OUR TOTAL REVENUE FROM OUR SMARTSOCKETS PRODUCT LINE, AND IF DEMAND FOR SMARTSOCKETS DECREASES OR DOES NOT INCREASE, OUR TOTAL REVENUE WILL NOT INCREASE AND MAY DECREASE.

   We currently derive more than 85% of our total revenue from licensing our SmartSockets software product line and providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our revenue from these sources for the foreseeable future. Accordingly, our future operating results will depend on the demand for SmartSockets by future customers. If our competitors release products that are superior to SmartSockets in performance or price, if SmartSockets is not widely accepted by the market, or if we fail to enhance SmartSockets and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for SmartSockets or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition and operating results.

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

   We have recently begun to focus our engineering and sales and marketing resources to penetrating the financial services, aerospace, and high technology manufacturing (hardware and software original equipment manufacturers (OEMs) and independent software vendors markets. If we fail to address the needs of these key markets, our revenue growth will be impaired. In recent years, we have directed our sales and marketing efforts toward companies in such diverse industries as financial services, business-to-business e-commerce, telecommunications, high technology manufacturers (hardware and software companies), embedded operating systems, cable television, transportation, and aerospace industries. In fiscal 2001, less than 20% of our revenue was derived from customers in markets outside the financial services, aerospace, and high technology manufacturing markets. While we will be focusing on the markets in which we expect to derive a majority of our revenue, we will be more vulnerable to economic downturns or other adverse conditions affecting these key markets. Additionally, these markets are rapidly changing. Customers in these markets may require us to change our product design or features, sales methods, support capabilities or pricing policies. The costs of addressing these requirements, as well as the failure to do so, could be substantial and could adversely affect our operating results.

DOING BUSINESS OUTSIDE THE UNITED STATES INVOLVES NUMEROUS RISKS THAT COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

   Approximately 12% of our revenue was derived from international sources in the quarter ended December 31, 2001 and 18% of our revenue was derived from international sources in fiscal 2001. To service the needs of these customers, we must provide worldwide product support and services. International operations require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected. In attempting to conduct and expand business internationally, we are exposed to various risks that could adversely affect our international operations and, consequently, our operating results, including:

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

   In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We have been, and may in the future be, the target of similar litigation. On August 10, 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and three underwriters of our initial public offering. The complaint alleges, among other things, that Talarian and the individual defendants named in the complaint violated the federal securities laws by issuing and selling our common stock in our initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. We are also aware that a similar lawsuit has been filed on September 25, 2001 in the United States District Court for the Southern District of New York against us. We believe that the allegations in these actions are without merit, and we intend to defend against these actions vigorously, but we cannot give any assurance that it will not have a material adverse effect on the Company. Securities litigation such as this could result in substantial costs and divert management's attention and resources, which could harm our operating results and our business.

OUR OFFICERS, DIRECTORS, AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF OUR COMPANY AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS IN WAYS THAT COULD ADVERSELY IMPACT OUR STOCK PRICE.

   As of December 31, 2001, our executive officers, directors, entities affiliated with them and other five percent stockholders, in the aggregate, beneficially owned approximately 39% of our outstanding common stock. These stockholders, acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors. These actions might be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company, which could have a material adverse effect on our stock price.

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

INTEREST RATE RISK

   As of December 31, 2001, we had cash and highly liquid short-term investments totaling $50.7 million. Declines of interest rates will reduce our interest income from our investments. Based upon our balance of cash and investments at December 31, 2001, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of $253,000. To date, the Company has not entered into any derivative or hedging activities and as of December 31, 2001, we did not have any short-term or long-term debt outstanding.

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   On January 8, 2002, an action, Robert Mathiason v. Talarian Corporation, et al. was filed in the Superior Court of the State of California for the County of Santa Clara. In this action, the plaintiff named as defendants Talarian and our directors. The complaint purports to assert claims on behalf of all of our public stockholders who are similarly situated with the plaintiff. The complaint alleges, among other things, that our company and the members of our board of directors have breached their fiduciary duties to our stockholders in approving the merger with TIBCO, that the directors engaged in self-dealing in connection with their approval of the merger and that the directors failed to take steps to maximize the value of our company to our stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. We believe that the allegations are without merit and intend to vigorously contest the action. There can, however, be no assurance that we or the other defendants will be successful in the defense of the action.

   On August 10, 2001 a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of our officers and directors, and three underwriters of our initial public offering. The complaint was brought on behalf of purchasers of our common stock between July 20, 2000 and December 6, 2000. The complaint has been brought as a purported stockholder class action under Sections 11 and 15 of the Securities Act and Section 10(b) of the Securities Exchange Act. The complaint alleges, among other things, that Talarian and the individual defendants named in the complaint violated the federal securities laws by issuing and selling our common stock in our initial public offering without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. We are also aware that a similar lawsuit has been filed on September 25, 2001 in the United States District Court for the Southern District of New York against us. Similar complaints have been filed against a number of other companies that had initial public offerings in 1999 and 2000. We have not yet responded to these lawsuits, and no discovery has been conducted. We believe that the allegations in these actions are without merit, and we intend to defend against these actions vigorously, but we cannot give any assurance that it will not have a material adverse effect on the Company.

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

   We paid to the underwriters underwriting discounts and commissions totaling $4.7 million in connection with the offering. In addition, we incurred additional expenses of approximately $2.5 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us amounted to total estimated expenses of $7.2 million. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $60 million. From the effective date of the registration statement through December 31, 2001, the proceeds from the offering have been used to fund $16.7 million of working capital and general corporate needs. In addition, we applied $47 million of the proceeds towards short-term investments, and $2 million of the proceeds towards purchase and installation of machinery and equipment. The remaining proceeds are held in cash and cash equivalents. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

     As of January 4, 2002, we entered into an Agreement and Plan of Merger with TIBCO Software Inc. and Panther Acquisition Corp., a wholly owned subsidiary of TIBCO. Pursuant to the merger agreement, we and Panther Acquisition will merge, and the surviving corporation will become a wholly owned subsidiary of TIBCO, subject to customary closing conditions, including the approval of our stockholders. In connection with the merger, each share of our outstanding common stock will be converted into the right to receive $2.65 in cash and a fraction of a share of TIBCO common stock equal to the exchange ratio. The exchange ratio will be determined by dividing $2.65 by the average of the closing sale prices for one share of TIBCO common stock as reported on the Nasdaq National Market for the 10 consecutive trading days ending with and including one day prior to the closing date of the merger, provided that if this average trading price is greater than $16.21, or less than $12.16, then for purposes of calculating the exchange ratio the average trading price will be deemed to be $16.21 if it is greater than $16.21, or $12.16 if it is less than $12.16. The merger is subject to various terms, conditions and covenants, and this summary is necessarily incomplete. A copy of the Agreement and Plan of Merger has been filed with the Securities and Exchange Commission through a filing on Form 8-K that we made on January 8, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   None.

B. Reports on Form 8-K

   On January 8, 2002, we filed a report on Form 8-K under Item 5 announcing the execution of an Agreement and Plan of Merger dated as of January 4, 2002 among TIBCO Software Inc., Panther Acquisition Corp., a wholly owned subsidiary of TIBCO, and Talarian Corporation in which TIBCO agreed to acquire Talarian in a stock and cash transaction subject to customary closing conditions, including the approval of the stockholders of Talarian. A copy of the Agreement and Plan of Merger, the form of Voting Agreement executed by certain Talarian stockholders who have agreed to vote in favor of the transaction with TIBCO and the press release dated January 5, 2002 announcing the transaction were attached as exhibits to the Form 8-K.

   On January 16, 2002, we filed a report on Form 8-K under Item 5 stating that Talarian Corporation was served with a complaint on January 11, 2002 naming Talarian and its current directors as defendants in a lawsuit filed in the Superior Court of the State of California, County of Santa Clara (Case No. CV804355). The complaint alleges, among other things, that Talarian and its directors breached their fiduciary duties to Talarian's stockholders in approving the merger with TIBCO Software Inc. and that the individual defendants engaged in self-dealing in connection with their approval of the merger. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger with TIBCO.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TALARIAN CORPORATION


DATE: January 31, 2002         SIGNATURE:  /s/ Paul A. Larson
      ------------------                   -------------------------------------
                                           Paul A. Larson
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)


DATE: January 31, 2002         SIGNATURE:  /s/ Michael A. Morgan
      ------------------                   -------------------------------------
                                           Michael A. Morgan
                                           Vice President, Finance and
                                           Administration and Chief
                                           Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)